Form 10KSB
period 2001-03-31
E J NAK MATTRESS CO
filed 2001-11-13
CIK 1130635

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                                   -----------
(Mark One)

  [X] Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

                    For the Fiscal Year Ended March 31, 2001

  [ ] Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

                        Commission File Number 000-32193

                           E. J. NAK MATTRESS COMPANY
                  ---------------------------------------------
                 (Name of small business issuer in its charter)

                      Utah                                    87-0369125
          ------------------------------                   ------------------
         (State or other jurisdiction of                  (I.R.S. Employer
         incorporation or organization)                   Identification No.)

                     1782 South Main, Bountiful, Utah 84010
                     --------------------------------------
               (Address of principal executive offices) (Zip Code)

Issuer's telephone no.:  (801) 292-9777

Securities registered pursuant to Section 12(b) of the Exchange Act:   None

Securities registered pursuant to Section 12(g) of the Exchange Act:   Common

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No o

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

         State the issuer's revenues for its most recent fiscal year.  $240,044

         State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and ask prices of such stock as of a specified date within 60 days. $-0- (No active trading market)

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

          Class                            Outstanding as of September 30, 2001
 -----------------------                   ------------------------------------
 Common Stock, Par Value                                 491,992
 $.001 per share

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

Transitional Small Business Disclosure Format.   Yes [ ] No [X]


                        E. J. NAK MATTRESS COMPANY, INC.

                                TABLE OF CONTENTS

                                      Page

                                                      PART I

Item 1.           Description of Business .......................................................            3

Item 2.           Description of Property........................................................            7

Item 3.           Legal Proceedings..............................................................            7

Item 4.           Submission of Matter to a Vote of
                  Security Holders...............................................................            8

                                                      PART II

Item 5.           Market for Common Equity and Related
                  Stockholder Matters............................................................            8

Item 6.           Management's Discussion and Analysis or
                  Plan of Operation..............................................................           10

Item 7.           Financial Statements...........................................................           12

Item 8.           Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure.........................................           12

                                                     PART III

Item 9.           Directors, Executive Officers, Promoters and
                  Control persons; Compliance with Section 16(a)
                  of the Exchange Act............................................................           12

Item 10.          Executive Compensation.........................................................           13

Item 11.          Security Ownership of Certain Beneficial
                  Owners and Management..........................................................           14

Item 12.          Certain Relationships and Related Transactions.................................           15

                                                      PART IV

Item 13.          Exhibits and Reports on Form 8-K...............................................           16

SIGNATURES        ...............................................................................          S-1

                                     PART I

Item 1.           Description of Business


Business Development

         E. J. Nak Mattress Company, a Utah corporation ("E. J. Nak" or the "Company"), operates a retail outlet for the sale of mattresses and related bedding products. The Company has entered into an arrangement with Simmons Mattress Company to develop retail mattress outlets selling Simmons products exclusively throughout the State of Utah and surrounding areas.

         History

         The Company was organized on January 29, 1981 under the laws of the State of Utah as Union Investments, with the initial purpose to invest in real and personal property, which management expanded to include acquiring, exploring and developing mineral ore prospects. On April 16, 1981, the Company commenced an intrastate public offering of its common stock pursuant to a registration statement filed with the Utah Securities Commission (now known as the Utah Division of Securities). The offering was closed on October 6, 1981 following the sale of 20,000,000 shares (pre-split) of common stock at Two Cents ($.02) per share, with gross proceeds of $400,000. The offering was not registered with the Securities and Exchange Commission (the "SEC") in reliance upon exemptions provided by Section 3(a)(11) and Rule 147 of the Securities Act of 1933, as amended (the 1933 Act), in effect at that time.

         Following completion of its public offering, the Company engaged in sporadic mining operations until approximately 1983. At that time the Company became inactive. From 1983 to 1999, the Company had no operations, engaged only in nominal activities intended to maintain its corporate viability, and had no formal business plan. In March 1999, the shareholders approved certain proposals to reorganize the business of the Company and to change its corporate name to E.
J. Nak Mattress Company. Also, the shareholders ratified the proposal to effect a reverse stock split of the Company's issued and outstanding shares of common stock on a one (1) share for one hundred (100) shares basis, effective in October 2000. The reorganization did not involve a change in control of the Company.

         Initially, the Company's planned reorganization included the acquisition of the Furniture Gallery, a retail furniture outlet located in Bountiful, Utah. The Company had planned to liquidate the store and then open new retail outlets specializing in mattresses and related bedding supplies and products. However, it was subsequently decided to not acquire the Furniture Gallery and, in the alternative, open a new mattress store in connection with an arrangement with Simmons. In August 1999, the Company opened its first mattress store in Bountiful Utah.

Exclusive Agreement with Simmons

         In September 1999, the Company entered into an exclusive agreement with Simmons whereby Simmons will be the sole provider of all mattresses and related bedding products for the Company's current and each future retail location. The exclusive nature of the agreement means that the Company may only sell such products that are acquired from Simmons. Under the agreement, the Company must display a minimum of 30 sets of Simmons bedding at each Company location. The Company is permitted to open new retail outlets in any community anywhere, with the provision the location must be agreed upon by both Simmons and the Company. Simmons will also provide co-op advertising funds whereby Simmons will accrue ten percent (10%) of the Company's net sales in a co-op account to be used for advertising. Upon the Company's verification to Simmons of the Company's expenditures on advertising, Simmons will pay fifty percent (50%) of the cost, provided sufficient funds have been accrued in the co-op account.

         Under its agreement with Simmons, the Company has access to all Simmons products and can receive weekly deliveries of needed products. Simmons has provided the Company with a wholesale price list of all of its products from which the Company can make its purchases. Prices include delivery to the Company's store location and offer a 2% discount if paid within ten days, and payment is otherwise due in 30 days.

         Also pursuant to the  agreement,  Simmons will provide the Company with
(i) point of purchase  advertising displays for each of the Company's locations,
(ii) comprehensive and ongoing sales training for management and sales associates, and (iii) assistance in developing consistent and forecasted advertising campaigns. The agreement is subject to review and may be terminated at any time by either party. Violation of any term of the agreement would result in its termination. Management believes that as long as the agreement remains in effect, the Company should be able to obtain sufficient products from Simmons as needed.

Retail Outlet

         The Company's retail outlet consists of approximately 5,080 square feet and is located in the Five Points Mall in Bountiful, Utah, ten miles north of Salt Lake City. Approximately 1,000 square feet are used for storage and the balance is used for the sales area and displays. The store is capable of displaying more than 40 mattresses and related bedding products. The space is subject to a five-year lease agreement entered into in September 1999. The lease expires in September 2004 and provides an option to extend for an additional three year period. Basic annual rent will escalate yearly from $17,500 for the first year to $31,800 for the fifth year.

         Under its agreement with Simmons, the Company offers Simmons mattresses exclusively together with other related bedding products. The Company is permitted to sell related accessories marketed by other companies which are not offered by Simmons. The Simmons line of products is headed by the "BeautyrestTM Pocketed Coil" spring mattresses, which is available in all customary sizes.

         Because of the retail outlet's enclosed mall location, it depends primarily on mall traffic and local advertising. The Company also maintains an Internet web-site (http://www.EJNAK.com) providing visitors information about the store and its location and information about products offered. As provided by the Company's agreement with Simmons, Simmons will accrue 10% of all Simmons related net sales for co-op advertising. The Company is liable for payment of all its advertising and must submit proof of the advertising expense to Simmons. Simmons will then reimburse the Company 50% of the advertising invoice based on sufficient funds accrued in the Company's co-op account. Simmons also provides point-of- purchase advertising and sales displays for the Company's store. Simmons also provides the Company with ongoing support in developing advertising campaigns.

         Bountiful is located in South Davis County which is north of and adjacent to Salt Lake County. The Company's retail outlet serves approximately forty square miles of South Davis County which has approximately 50,000 households. The cities of North Salt Lake, Woods Cross, West Bountiful,
Centerville and Farmington are situated in South Davis County and are part of the Company's marketing area. Management believes that its retail outlet has the largest display of mattresses in the local South Davis County market.

Possible Future Expansion

         Although the Company presently has no definitive agreement or arrangements to expand its retail outlet or open new stores, management fully intends to open new locations as sufficient funds are available to the Company. Although no exact locations have been determined for future stores, it is likely that any future expansion will be in the South Davis County - Salt Lake County area or in adjacent counties. Management believes that its Bountiful store serves as a model for developing new retail outlets. Future stores may be located as either free standing or in a mall environment. Prospective locations must be in high traffic areas and be cost effective in relation to rent and other expenses related to the stores' operations. Both the Company and Simmons must agree on all future locations.

         Management intends to open a new retail outlet only if the necessary funds available without interfering with its current operation. Management estimates that approximately $100,000 will be needed to fund the opening of a new location, given such a location can be leased. If a location has to be purchased, it would most likely require significantly more funds, depending on the cost and terms of purchasing the property. Ideally, funds to open a new retail outlet would be derived from retained profits from the Company's current operations. However, the Company may consider the possibility of outside financing to provide the necessary start-up funds and working capital for a new retail outlet. Presently, management has no arrangement or agreement for additional outside funding, either private or public. If the Company does decide to seek outside funding, there is no assurance such funds will be available, or if available, the Company will be able to negotiate terms and conditions favorable to the Company.

Competition

         The Company is in direct competition with numerous retail outlets that offer both Simmons products and other comparable competing bedding products. Although some of these competitors are relatively small locally owned stores, many are large furniture stores and retailers that are associated with national chains. Most of these competitors have established a market share in the market in which the Company will be competing. The ability of the Company to penetrate these markets will depend on many factors including, but not limited to, its ability to obtain sufficient capital to enhance and broaden its ability to market its products and advertise its location, to obtain and retain necessary management and advisory personnel, and the establishment of a comprehensive marketing plan.

         The Company's agreement with Simmons provides that the Company may open new retail outlets in any community, provided the location is mutually agreed upon by Simmons and the Company. This provision could preclude the Company from opening stores in locations considered to be desirable or in certain small communities unless Simmons agrees to the location. This could have an adverse effect on the Company's future business if it is unable to open new stores in desirable locations.

         Because the store will offer Simmons products exclusively, it will compete with other furniture stores and other specialty or mattress stores that offer other brands. Management believes that in addition to Simmons, there are four primary manufacturers of mattresses, Sealy, Serta and Spring Air. Because the Company will only offer Simmons products, it will therefore compete directly with outlets for these primary competitors as well as other stores offering several brands.

         Presently, there are three other retailers selling mattresses in the South Davis County area. Two of these competitors sell Serta products, which is a direct competitor with Simmons, and the third store sells a local brand. The Company has a larger mattress display than its three competitors. None of the three competitors is a full service retailer offering sales and service and carry mattresses only as a sideline. Because the Company is a full service mattress retailer, management believes it can compete favorably with its competition. Also, the Company is the only retailer currently offering Simmons products in Bountiful. Should Simmons eventually place its mattresses with other Bountiful area retailers, these retailers would be on an equal basis in obtaining products from Simmons. Thus, management believes that it must emphasize its full service ability to compete with other area outlets.

Employees

         As of the date hereof, the Company has two full-time sales / administrative persons. The Company also uses part-time persons, on an as-needed-basis, to deliver products. The Company has not entered into any employment agreements, although it will consider such agreements as its business expands. Management intends to hire additional qualified employees only as business conditions warrant and as funds are available.

Risk Factors Relating to the Company's Business

         Because of the nature of the Company's business, it encounters certain risk factors. Each of these factors could adversely affect the business, operating results and financial condition of the Company.

         Competition Could Negatively Effect Sales

         The retail sale of mattresses and related bedding products is highly competitive. These products are offered not only by small specialized retail stores, but also in large furniture and department type stores. The Company will face stern local competition in any jurisdiction in which it operates. Additional competitors may also enter the market and future competition may intensify. Many of these competitors have substantially greater financial resources than the Company and may be able to accept more financial risk than the Company prudently can manage.

         Short Operating History - No Assurance of Profitability

         The Company has a short operating history and opened its first retail outlet in August 1999. The Company is in the early phases of operation and its likelihood of success must be considered in light of the many unforeseen costs, expenses, problems, difficulties and delays frequently associated with new ventures. Also, there is no assurance that the Company's business ventures will be successful or that it will be able to attract and retain sufficient customers to attain its goals. The Company anticipates that its operating expenses will increase substantially as its business expands and new outlets are opened and there will be a greater need to generate significantly more revenues to achieve profitability. There is also the probability that the Company will have to secure future funding, either debt or equity, in order to finance its activities. There can be no assurance that any such funding will be available to the Company or, that if it is, it will be available on terms favorable to the Company.

         Concentration of Share Ownership Gives Insiders Control

         The Company's directors, executive officers and other principal shareholders own approximately 57% of the Company's outstanding common stock as of October 23, 2000. As a result, these persons possess significant influence over the Company on matters including the election of directors. This concentration of share ownership may: (i) delay or prevent a change in control of the Company; (ii) impede a merger, consolidation, takeover, or other business involving the Company; or (iii) discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company.

         Possible Difficulties in Securing Future Funding

         Since the Company commenced it current business operations in 1999, it has financed much of its operations from borrowing, primarily from its officers and directors. It is unlikely that these funding sources will be sufficient to satisfy the Company's future, increasing financing demands. Accordingly, the Company may have to seek additional funding from other outside sources. There can be no assurance that outside funding will be available to the Company at the time and in the amount to satisfy the Company's needs, or, that if such funds are available, they will be available on terms favorable to the Company. If the Company issues additional shares of common stock, current shareholders may experience immediate and substantial dilution in their ownership of Company shares. In the event the Company issues securities or instruments other than common stock, it may be required to issue such instruments with greater rights than that currently possessed by holders of the Company's common stock.

         Possibility That the Company May Not Be Able to Continue as a Going Concern

         The Company has realized only nominal operating income since it commenced its current operations in August 1999 and, to date, has not established a source of revenues sufficient to cover its operating costs. The Company was able to recognize an operating profit in fiscal 2000 because management has absorbed certain costs that would normally be paid by the Company. For the year ended March 31, 2000 and nine months ended December 31, 2000, the Company had a net operating profit of $5,461 and a net operating loss of $10,540, respectively. The Company's management has included a footnote in the Company's consolidated financial statements for the periods ended March 31 and December 31, 2000 stating that because of the Company's accumulated deficit, lack of cash and a working capital deficit, there is substantial doubt as to whether the Company can continue as a going concern. See Note 1 to the consolidated financial statements.

         Possibilities of No Public Market or Only a Limited Public Market will be Established for the Common Stock

         Presently, the Company's common stock is not being traded in a recognized public market nor has it traded in several years. Contemporaneously with the filing of its registration statement, the Company intends to submit to the NASD an application to have its shares traded in the over-the-counter market and included on the OTC Bulletin Board and/or "pink sheets." However, unless the Company's registration statement becomes comment-free in a timely manner, there is a risk that the Company's common stock may not be eligible for trading on the OTC Bulletin Board. In this event, the company will have to apply for and be accepted to the "pink sheet" in order to have its securities quoted and traded by broker-dealers. This could severely limit the liquidity of the trading market in the Company's shares and have an adverse effect on the price of the shares. Accordingly, there can be no assurance that an active trading market in the Company's shares will be established or, if established, sustained.

Risk Factors and Cautionary Statements

         This Report contains certain forward-looking statements and cautionary words such as "may," "will," "expect," "anticipate," "estimate" and "intend." The Company wishes to advise readers that actual results may differ substantially from such forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements, including, but not limited to, the following: the possible success of the Company's retail outlet, the ability of the Company to fund its current and future projects and its ability to meet its cash and working capital needs, and other risks detailed in the Company's periodic report filings with the Securities and Exchange Commission.

Item 2.           Description of Property

         The Company does not presently own any real property. Its principal offices are located in its sole retail outlet located in Bountiful, Utah. The Company believes that its current facilities are adequate for its current needs and anticipates securing additional facilities only as it is able to proceed with plans to open additional retail outlets. The decision to open new outlets will be governed by business conditions and the Company's ability to finance expansion.

         The Company's retail outlet and principle business offices consist of approximately 5,080 square feet and is located in the Five Points Mall in Bountiful, Utah. Approximately 1,000 square feet are used for storage and the balance is used for the sales area and displays. The space is subject to a five-year lease agreement entered into in September 1999. The lease expires in September 2004 and provides an option to extend for an additional three year period. Basic annual rent will escalate yearly from $17,500 for the first year to $31,800 for the fifth year. Management believes that its facilities are in good condition and it does not anticipate the need for renovation in the immediate future. Management further believes that its facilities are adequately covered by insurance.

Item 3.           Legal Proceedings

         There are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or to which any of its property is subject and, to the best of its knowledge, no such actions against the Company are contemplated or threatened.

Item 4.           Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of the Company's Securities Holders during the fourth quarter of the Company's fiscal year ended March 31, 2001.

                                     PART II

Item 5.           Market for Common Equity and Related Stockholder Matters

         No shares of the Company's common stock have previously been registered with the Commission. In 1981, the Company did make a public offering of common stock pursuant to a registration statement filed with the State of Utah. The Company intends to make an application to the NASD for the Company's shares to be quoted on the OTC Bulletin Board. The Company's application to the NASD will consist of current corporate information, financial statements and other documents as required by Rule 15c2-11 of the Securities Exchange Act of 1934, as amended. Inclusion on the OTC Bulletin Board permits price quotations for the Company's shares to be published by such service. The Company is not aware of any established trading market for its common stock nor is there any record of any reported trades in the public market in recent years. Also, secondary trading of the Company's shares may be subject to certain state imposed restrictions regarding shares of shell companies. Except for the application to the OTC Bulletin Board, there are no plans, proposals, arrangements or understandings with any person concerning the development of a trading market in any of the Company's securities. There has not been an active public trading market in the Company's common stock for several years.

         The ability of an individual shareholder to trade their shares in a particular state may be subject to various rules and regulations of that state. A number of states require that an issuer's securities be registered in their state or appropriately exempted from registration before the securities are permitted to trade in that state. Presently, the Company has no plans to register its securities in any particular state. Further, most likely the Company's shares will be subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), commonly referred to as the "penny stock" rule. Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15g-9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act.

         The Commission generally defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Rule 3a51-1 provides that any equity security is considered to be a penny stock unless that security is: registered and traded on a national securities exchange meeting specified criteria set by the Commission; authorized for quotation on The NASDAQ Stock Market; issued by a registered investment company; excluded from the definition on the basis of price (at least $5.00 per share) or the issuer's net tangible assets; or exempted from the definition by the Commission. If the Company's shares are deemed to be a penny stock, trading in the shares will be subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors, generally persons with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse.

         For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such securities and must have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information for the penny stocks held in the account and information on the limited market in penny stocks. Consequently, these rules may restrict the ability of broker-dealers to trade and/or maintain a market in the Company's common stock and may affect the ability of shareholders to sell their shares.

         As of October 29, 2001, there was approximately 366 holders of record of the Company's common stock, which figure does not take into account those shareholders whose certificates are held in the name of broker-dealers or other nominees.

         As of October 29, 2001, the Company has issued and outstanding 491,992 shares of common stock. Of this total, 269,500 shares are deemed "restricted securities" as defined by the Act and certificates representing such shares bear an appropriate restrictive legend.

         Of the Company's total outstanding shares, approximately 222,492 shares may be sold, transferred or otherwise traded in the public market without restriction, should a trading market be established, unless held by an affiliate or controlling shareholder of the Company. None of these shares have been identified as being held by affiliates.

Rule 144

         All 269,500 shares of restricted common stock set forth above are held by John A. Nak, Ernest B. Nak and their respective spouses, and have been issued and outstanding for more than two years. Thus, the 269,500 restricted shares are presently eligible for sale pursuant to Rule 144 promulgated under the Securities Act of 1933, as amended.

         In general, under Rule 144 as currently in effect, a person (or persons whose shares are aggregated) who has beneficially owned restricted shares of the Company for at least one year, including any person who may be deemed to be an "affiliate" of the Company (as the term "affiliate" is defined under the Act), is entitled to sell, within any three-month period, an amount of shares that does not exceed the greater of; (i) the average weekly trading volume in the Company's common stock, as reported through the automated quotation system of a registered securities association, during the four calendar weeks preceding such sale; or (ii) 1% of the shares then outstanding. Further, the selling shareholder may not act in concert with other shareholders in making any such sales, any such sales must be made in "broker transactions" or in "transaction directly with a market maker" in the Company's shares, and concurrently with any such sale, the selling shareholder is required to complete, execute and file with the Commission three copies of Form 144.

         A person who is not deemed to be an "affiliate" of the Company and has not been an affiliate for the most recent three months, and who has held the restricted shares for at least two years would be entitled to sell such shares without regard to the resale limitations of Rule 144.

Dividend Policy

         The Company has not declared or paid cash dividends or made distributions in the past, and the Company does not anticipate that it will pay cash dividends or make distributions in the foreseeable future. The Company currently intends to retain and invest future earnings to finance its operations.


         During the past three years, the Company has issued the following securities.

         In March 1999, the Company issued 212,000 shares to its two current directors in connection with the Company's reorganization. The shares were issued upon conversion of debt in the amount of $21,200. Also, the directors arranged for the Company to enter into the arrangement with Simmons.

         In March 2001, the Company issued 25,000 shares of preferred stock to its Chairman, John A. Nak, in exchange for debt owed to Mr. Nak in the amount of $29,564 plus accrued interest of $2,778. The 25,000 shares of preferred stock are convertible into 25,000 shares of common stock and have full voting rights, preferences for liquidation purposes, and no dividend rights.

         The above issuances of securities were not registered under the Securities Act of 1933, as amended (the "Act"). The Company believes that the issuances were made in private, isolated transactions with affiliates of the Company and, therefore, exempt from registration pursuant to the provisions of
Section 4(2) of the Act.

Item 6.           Management's Discussion and Analysis or Plan of Operation

         The following information should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-KSB.

Overview

         The Company opened its first retail outlet in August 1999 offering mattresses and related bedding products. The Company realized a net operating profit for the fiscal year ended March 31, 2000 and a net operating loss for the nine-month period ended December 31, 2000. It should be noted that the Company was able to recognize an operating profit in fiscal 2000 primarily due to management absorbing certain costs that would normally be paid by the Company. Through an arrangement with Simmons Mattress, the Company intends to open additional retail outlets offering Simmons products as business conditions warrant and necessary funds are available.

         Management believes that the mattress business has long been a stable product segment of the durable goods industry. Mattresses and other sleep related products are more of a necessity rather than a luxury. Thus, management believes that the bedding products business is less susceptible to the more severe fluctuations business cycles of other durable goods. In the immediate future, the Company does not foresee any discernable trends, events or uncertainties in the bedding products business. Further, management does not believe seasonal fluctuations in the business will have any long-term impact on the Company's liquidity or income.

Results of Operations

         For the fiscal year ended March 31, 2001 ("fiscal 2001"), the Company had revenues of $240,044. Cost of sales was $130,575, or 54% of revenues, and total operating expenses were $142,591, consisting of general and administrative expenses of $90,819, selling expenses of $35,975 and depreciation of $15,797. The Company's net operating loss for fiscal 2001 was $33,122 and, after deducting interest expense of $7,056, the net loss was $40,178.

         For the fiscal year ended March 31, 2000 ("fiscal 2000"), the Company had revenues of $98,309. Cost of sales was $29,207, or 30% of revenues, and total operating expenses were $63,641, consisting of general and administrative expenses of $36,080, selling expenses of $17,325 and depreciation of $10,236. The Company's net operating income for fiscal 2000 was $5,461 and, after deducting interest expense of $4,155, the net income was $1,306.

         The 144% increase in revenues in fiscal 2001 is due to the Company's retail outlet being open and in full operation for the full year. Actual cost of sales increased in 2001 due to the increased sales. The percentage of cost of sales compared to revenues increased from 30% fiscal 2000 to 54% in fiscal 2001 due to a lack of factory seconds and overruns available from Simmons during 2001. In fiscal 2000, the Company was able to purchase from Simmons at a reduced cost a considerable number of factory seconds and overruns, which the Company was then able to sell at nearly full retail price. The 152% increase in general and administrative expenses and 108% increase in selling expenses in fiscal 2001 is directly related to the Company's increased revenues. The net loss during fiscal 2001 is due primarily to the increase in cost of sales.

Net Operating Losses

         The Company has accumulated approximately $51,439 of net operating loss carryforwards as of March 31, 2001, that may be offset against future taxable income through 2021 when the carryforwards expire. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. In the event of certain changes in control of the Company, there will be an annual limitation on the amount of net operating loss carryforwards which can be used. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefit of the loss carryforwards is offset by valuation allowance of the same amount.

Liquidity and Capital Resource

         The Company has relied upon funding advanced by its directors to open its first retail outlet. It is anticipated that additional funds may be necessary to meet working capital requirements for the store. If such funds are required, it is anticipated that the directors will provide additional funds or the Company will seek out a short term borrowing arrangement. As of the date hereof, no agreement or arrangement has been entered into for any future funding. The Company also intends to explore, at some future date, the possibility of raising capital from the sale of its securities, either in a private of public transaction. Such future funding will be done only as the Company's initial retail outlet has developed its business to an acceptable level and, more likely, as the Company decides to open additional stores. There are no agreements or other arrangements presently in effect for any future sale of the Company securities and there can be no assurance that the Company will indeed make an offering, or that if such an offering is made, that it will be successful.

         At March 31, 2001, the Company had a working capital deficit of $40,555 compared to a working capital deficit at March 31, 200 of $2,300. This increase in the deficit is primarily attributed to the 303% increase in trade accounts payable and 68% increase in note payable (current portion). Working capital was benefitted by the 21% increase in inventory during the period. At March 31, 2001, the Company had total assets of $98,719 and total stockholders' deficit of $4,762 compared with total assets of $104,789 and total stockholders' equity of $554 at March 31, 2000.

         During fiscal 2000, Ernest B. Nak, President of the Company, advanced $3,120 to the Company, of which $600 was repaid during the fiscal year ended March 31, 2000. In March 2001, the Company issued to John A. Nak, the Company's Chairman, 25,000 shares of convertible preferred stock in exchange for the forgiveness of $29,564 of related party debt as well as $2,778 of accrued interest of the debt. The 25,000 shares of preferred stock are convertible into 25,000 shares of common stock of the Company. The preferred shares have full voting rights, preference for liquidation purposes, and no dividend rights.

Effect of Inflation

         In the opinion of management, inflation has not had a material effect on the operations of the Company.

Plan of Operation

         Upon entering into its exclusive agreement with Simmons the Company began to develop its plan for opening retail outlets offering exclusively Simmons products. As revenues from the Company's initial outlet in Bountiful, Utah reach a level which will provide the Company sufficient capital to open additional stores, it plans to explore potential sites through the State of Utah and in surrounding states. It is the Company's goal to open up to five stores during the next two years, given that it can generate sufficient capital to fund the creation and operation of the stores, and that it can secure suitable locations. The Company intends to open only one additional store at a time and curtail additional openings until it has sufficient capital. There can be no assurance that the Company's initial retail outlet will provide sufficient capital to open any new stores, or that the Company will be able to secure additional financing to fund the creation and operation of new stores.

         As business warrants and funds become available, the Company will explore potential new sites for additional stores. It is anticipated that each new store will be located in a high traffic area and in a community of sufficient size to support such a store. Any potential location will have to be mutually agreed upon by Simmons. Additional stores will be of the same approximate size as the Company's initial store. After a new site is determined and funding has been secured for the site, the Company will seek out qualified persons to operate the store. Based on the Company's first store in Bountiful, it is anticipated that each additional store will have to be staffed by a minimum of two persons, either full or part-time. Additional staff, such as accounting and delivery persons, will most likely be contracted on an as-needed basis. The Company will own its stores and has no current plans for creating any franchise operations.

         During the next twelve months, management expects that the Company will be able to satisfy its monthly working capital needs from revenues. Because the Company does not currently have readily available cash reserves, it will have to depend on revenues and/or additional financing to fund its operations. In the event the Company does not have sufficient revenues to fund its operations, it will seek other sources of financing, either debt or equity. The Company presently does not have any agreement or arrangement for any potential funding. Further, there can be no assurance that the Company will be able to obtain additional funding, if and when needed, or that such funding, if available, can be obtained on terms acceptable to the Company.

         The Company does not have any immediate plans for material capital expenditures during the next twelve months. If management believes that the Company is in a financial position to open one or more additional retail outlets, it is estimated that $100,000 of capital will be required to open each new store. This initial capital will be used to secure a location, acquire fixtures and improvements to the facility as needed, and acquire initial inventory. The Company has not made any initial plans to obtain future funding in the event it does not have sufficient cash reserves to open the store.

Item 7.           Financial Statements

         The Company's financial statements as of and for the fiscal years ended March 31, 2001 and 2000 have all been examined to the extent indicated in their report by Hansen, Barnett & Maxwell, independent certified public accountants, and have been prepared in accordance with generally accepted accounting principles and pursuant to Regulation S-B as promulgated by the Securities and Exchange Commission. The aforementioned financial statements are included herein starting with page F-1.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         This Item is not Applicable.

                                    PART III

Item 9.           Directors,  Executive Officers, Promoters and Control Persons;
                  Compliance with Section 16(a) of the Exchange Act

Executive Officers and Directors

         The executive officers and directors of the Company are as follows:

         Name                  Age                Position
     ------------              ---      ---------------------------------------
     John A. Nak               75       Chairman, Secretary /
                                        Treasurer and Director
     Ernest B. Nak             49       President, Chief Financial  Officer and
                                        Director

         All directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified. Directors will be elected at the annual meetings to serve for one year terms. There are no agreements with respect to the election of directors. The Company has not compensated its directors for service on the Board of Directors or any committee thereof. Any non-employee director of the Company will be reimbursed for expenses incurred for attendance at meetings of the Board of Directors and any committee of the Board of Directors. The Executive Committee of the Board of Directors, to the extent permitted under Utah law, exercises all of the power and authority of the Board of Directors in the management of the business and affairs of the Company between meetings of the Board of Directors. Each executive officer is appointed by and serves at the discretion of the Board of Directors.

         None of the officers and/or directors of the Company are currently officers or directors of any other publicly traded corporation. None of the directors, officers, affiliates or promoters of the Company have filed any bankruptcy petition, been convicted in or been the subject of any pending criminal proceedings, or the subject of any order, judgment, or decree involving the violation of any state or federal securities laws within the past five years.

         The business experience of each of the persons listed above during the past five years is as follows:

         John A. Nak became a director and President of the Company in 1982 and was designated Chairman in 1999. In 1999 he was instrumental in the Company's reorganization and opened the Company's retail outlet under the name of E. J. Nak Mattress Company. He served as President of the Furniture Gallery from 1989 to 1999 and was in charge of directing the daily operations of the retail furniture outlet. From 1971 to 1989, he was the President of Beauty Mold
Furniture in Salt Lake City. Mr. Nak has several years of experience in operating and managing retail furniture businesses and is a graduate of the University of Leeawarden with a BA degree in interior design. Mr. Nak is the father of the Company's President, Ernest B. Nak.

         Ernest B. Nak became a director and Vice President of the Company in 1982 and was designated President in 1999. From 1993 to 1999, he was Vice President of the Furniture Gallery and involved in the day-to-day operations of the business. Previously from 1978 to 1992, he was the Vice President and sales manager of Beauty Mold Furniture in Salt Lake City. Mr. Nak is a graduate of the University of Utah with a BS degree in economics and human resources. He is the son of the Company's Chairman, John A. Nak.

Item 10.          Executive Compensation

         The Company does not have a bonus, profit sharing, or deferred compensation plan for the benefit of its employees, officers or directors. As of March 31, 2000, no employee of the Company has earned in excess of $100,000 per annum.

         Presently, the Company is paying a salary to the Company's President, Ernest B. Nak, in the amount of $20,000 per year. John A. Nak, the Company's Chairman, intends to work on an as-needed basis and is not presently drawing a regular salary, although it is expected that he will begin receiving a regular salary as business conditions warrant. He does receive compensation in the form of a life insurance premium paid by the Company in his behalf of $2,292, and the use of a Company car, an estimated benefit of $6,000 per year, which includes automobile insurance paid by the Company. To date, both Ernest Nak and John Nak have been devoting full time, at least 40 hours per week, to the business.

         The following table sets forth all cash compensation paid by the Company for services rendered to the Company for the fiscal years ended March 31, 2001, 2000 and 1999 to the Company's Chief Executive Officer. No executive officer of the Company has earned a salary greater than $100,000 annually for the period depicted.


                                            Summary Compensation Table
                                                                                          Other              All
                                                                                          Annual            Other
Name and                                                                                  Compen-           Compen-
Principal Position                  Year              Salary              Bonus           sation            sation
------------------                  -----            --------            -------          ------            ------
Ernest B. Nak,                       2001              $20,000          $   -0-          $  -0-          $   -0-
President, C.E.O.                    2000               20,000              -0-             -0-              -0-
                                     1999                3,000              -0-             -0-              -0-
-----------------------------

         The preceding table does not include any amounts for noncash compensation, including personal benefits, paid to the Company's C.E.O. The Company believes that the value of such noncash benefits and compensation paid during the periods presented did not exceed the lesser of $50,000 or 10% 0f the cash compensation reported for them.

Employment Agreements

         As of the date thereof, the Company has not entered into any employment contracts with any of its employees, officers or directors, nor has the Company had a bonus, profit sharing, or deferred compensation plan for the benefit of its employees, officers or directors.

Item 11.          Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth information, to the best of the Company's knowledge, as of October 29, 2001 with respect to each person known by the Company to own beneficially more than 5% of the outstanding common stock, each director and all directors and officers as a group.

 Name and Address                       Amount and Nature of        Percent
of Beneficial Owner                     Beneficial Ownership      of Class(1)
--------------------                    --------------------      -----------
John A. Nak *                                     187,000(2)          36.2%
  1782 South Main
  Bountiful, UT 84010
Ernest B. Nak *                                   107,500(3)          21.9%
  1782 South Main
  Bountiful, UT 84010
All directors and executive
  officers as a group                             294,500(4)          57.0%
------------------
          *       Director and/or executive officer
Note: Unless otherwise indicated in the footnotes below, the Company has been advised that each person above has sole voting power over the shares indicated above.

         (1) As of October 29, 2001 there was 491,992 shares of common stock outstanding. This figure does not take into consideration 25,000 shares of preferred stock, which may be converted into 25,000 shares of common stock, and are owned by a director. Therefore, for purposes of the table above only, as of the date hereof, 516,992 shares of common stock are deemed to be issued and outstanding in accordance with Rule 13d-3 adopted by the Commission under the Securities Exchange Act of 1934, as amended. Percentage ownership is calculated separately for each person on the basis of the actual number of outstanding shares as of October 29, 2001 and assumes the conversion of preferred shares held by such person (but not by anyone else).
         (2) Includes 112,000 shares in the name of Martha J. Nak, wife of John A. Nak, and 25,000 shares that may be issued upon the conversion of 25,000 shares of preferred stock presently owned by Mr. Nak and which shares have full voting power.
         (3) Includes 40,000 shares in the name of Marci J. Nak, Ernest B. Nak's former wife.
         (4)      Includes those shares depicted in notes (2) and (3) above.

Item 12.          Certain Relationships and Related Transactions

         There have been no transactions during the last two years between the Company and any officer, director, nominee for election as director, or any shareholder owning greater than five percent (5%) of the Company's outstanding shares, nor any member of the above referenced individuals' immediate family, except as set forth below.

         During fiscal year ended March 31, 1999, the Company issued to its two current directors, John A. Nak and Ernest B. Nak, an aggregate of 212,000 shares of authorized, but previously unissued common stock. The shares were issued in connection with the Company's reorganization and upon conversion of debt in the amount of $21,200.

         During fiscal year ended March 31, 2000, the Company received cash advances from John A. Nak in the amount of $3,120, of which $600 in principal was repaid by March 31, 2000. During the quarter ended December 31, 2000, the remaining amount of $2,520 was forgiven by the director and was reclassified as additional paid-in capital.

         At March 31, 2001, the Company had an obligation to its Chairman,  John
A. Nak, in the amount of $30,866. Of this amount, $15,000 is owed for the purchase of certain office equipment from the Chairman. The balance of $15,866 is owed for Company expenses paid by the Chairman during fiscal year ended March 31, 2000. Pursuant to a verbal agreement, interest is to accrue on the debt at the rate of 6% per annum. Principal and interest are to be repaid at such time as the Company is generating sufficient revenues to repay the debt. During March 31, 2001, the Company made a principal payment of $1,302 to the Chairman and he Mr. Nak then converted the remaining amount of $29,564, as well as accrued interest of $2,778, into 25,000 shares of convertible preferred stock. The 25,000 shares of preferred stock are convertible into 25,000 shares of common stock. The preferred shares have full voting rights, preferences for liquidation purposes, and no dividend rights.

         During fiscal year 2000, the Company's Chairman assigned four automobiles to the Company in exchange for the Company's assumption of the notes payable related to the vehicles. The automobiles were recorded at cost to the Company based on the amount of the liability assumed by the Company. Mr. Nak received no benefit from the assignment, except for the relief from the debt assigned to the Company.

                                     PART V

Item 13.                   Exhibits and Reports on Form 8-K

         (a)      Exhibits

Exhibit No.                     Exhibit Name

      3.1*            Restated Articles of Incorporation
      3.2*            By-Laws
      4. *            Instrument  defining  rights of holders  (See  Exhibit No.
                      3.1, Restated Articles of Incorporation - Article IV)
     10.1*            Agreement with Simmons
     10.2*            Town Center, LLC - The Lease - Modified Gross Lease
     27.*             Financial Data Schedule
----------------
     * Previously filed as an exhibit to the Company's Form 10-SB Registration Statement.

                           E. J. NAK MATTRESS COMPANY

                              FINANCIAL STATEMENTS

                                 March 31, 2001


                            HANSEN, BARNETT & MAXWELL
                           A Professional Corporation
                          CERTIFIED PUBLIC ACCOUNTANTS


                                            E. J. NAK MATTRESS COMPANY



                                                 TABLE OF CONTENTS



                                                                                                        Page
                                                                                                        ----

         Report of Independent Certified Public Accountants                                              F-3

         Financial Statements:

              Balance Sheets - March 31, 2001 and 2000                                                   F-2

              Statements of Operations for the Years Ended
                 March 31, 2001 and 2000                                                                 F-4

              Statements of Stockholders' (Deficit) Equity for the Years
                 Ended March 31, 2000 and 2001                                                           F-5

              Statements of Cash Flows for the Years Ended
                 March 31, 2001 and 2000                                                                 F-6

         Notes to Financial Statements                                                                   F-7

                                            ---------------------------

      HANSEN, BARNETT & MAXWELL
     A Professional Corporation
    CERTIFIED PUBLIC ACCOUNTANTS

                                                        (801) 532-2200
    Member of AICPA Division of Firms                Fax (801) 532-7944
           Member of SECPS                       345 East 300 South, Suite 200
Member of Summit International Associates       Salt Lake City, Utah 84111-2693



               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Stockholders
E. J. Nak Mattress Company

We have audited the accompanying balance sheets of E. J. Nak Mattress Company, formerly Union Investments, Inc., as of March 31, 2001 and 2000, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of E. J. Nak Mattress Company as of March 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 in the financial statements, the Company has an accumulated deficit and a working capital deficit. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plan in regard to these matters is also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                   /s/ HANEN, BARNETT & MAXWELL
                                                   ----------------------------
                                                       HANEN, BARNETT & MAXWELL

Salt Lake City, Utah
September 7, 2001


                           E. J. NAK MATTRESS COMPANY
                                 BALANCE SHEETS



                                     ASSETS
                                     ------


                                                                     March 31,
                                                               2001             2000
                                                          -------------    -------------
Current Assets
      Cash                                                $         691    $         --
      Inventory                                                  37,520           31,083
      Prepaid expenses                                            5,958            3,581
                                                          -------------    -------------

           Total Current Assets                                  44,169           34,664
                                                          -------------    -------------

Equipment
      Office equipment                                           15,000           15,000
      Transportation equipment                                   63,983           63,983
                                                          -------------    -------------
                                                                 78,983           78,983
      Less:   Accumulated depreciation                          (26,033)         (10,236)
                                                          -------------    -------------

           Net Equipment                                         52,950           68,747
                                                          -------------    -------------

Other Assets
      Cash surrender value of life insurance                        --               878
      Deposits                                                    1,600              500
                                                          -------------    -------------

           Total Other Assets                                     1,600            1,378
                                                          -------------    -------------

Total Assets                                              $      98,719    $     104,789
                                                          =============    =============



   The accompanying notes are an integral part of these financial statements.


                           E. J. NAK MATTRESS COMPANY
                           BALANCE SHEETS (CONTINUED)


                 LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
                 ----------------------------------------------


                                                                                             March 31,
                                                                                       2001             2000
                                                                                  -------------    -------------
Current Liabilities
      Bank overdraft                                                              $         --     $       5,276
      Accounts payable - trade                                                           53,679           13,305
      Sales tax payable                                                                  10,692            2,515
      Interest payable                                                                      201            1,600
      Debt to related party                                                                 --             2,250
      Notes payable - current portion                                                    20,152           12,018
                                                                                  -------------    -------------

           Total Current Liabilities                                                     84,724           36,964
                                                                                  -------------    -------------

Long-Term Liabilities
      Notes payable                                                                      18,757           36,135
      Debt to related parties                                                               --            31,136
                                                                                  -------------    -------------

           Total Long-Term Liabilities                                                   18,757           67,271
                                                                                  -------------    -------------

Total Liabilities                                                                       103,481          104,235
                                                                                  -------------    -------------

Stockholders' (Deficit) Equity
      Preferred stock - $0.001 par value; 10,000,000 shares
         authorized; 25,000 and 0 shares issued or outstanding                           32,342              --
      Common stock - $0.001 par value; 50,000,000 shares
         authorized; 491,992 shares issued and outstanding                                  492              492
      Additional paid-in capital                                                        465,310          462,790
      Accumulated deficit                                                              (502,906)        (462,728)
                                                                                  -------------    -------------

           Total Stockholders' (Deficit)  Equity                                         (4,762)             554
                                                                                  -------------    -------------

Total Liabilities and Stockholders' (Deficit) Equity                              $      98,719    $     104,789
                                                                                  =============    =============


   The accompanying notes are an integral part of these financial statements.


                           E. J. NAK MATTRESS COMPANY
                            STATEMENTS OF OPERATIONS


                                                                  For the Years Ended
                                                                       March 31,
                                                               2001             2000
                                                          -------------    -------------

Revenues                                                  $     240,044    $      98,309

Cost of Sales                                                   130,575           29,207
                                                          -------------    -------------

           Gross Profit                                         109,469           69,102

Operating Expenses
      Selling expenses                                           35,975           17,325
      Depreciation expense                                       15,797           10,236
      General and administrative expenses                        90,819           36,080
                                                          -------------    -------------

           Total Operating Expenses                             142,591           63,641
                                                          -------------    -------------

Income (Loss) From Operations                                   (33,122)           5,461

Interest Expense                                                 (7,056)          (4,155)
                                                          -------------    -------------

Net Income (Loss)                                         $     (40,178)   $       1,306
                                                          =============    =============

Basic and Diluted Income (Loss) Per Common Share          $       (0.08)   $        0.00
                                                          =============    =============

Weighted Average Number of Common Shares
   Used in Per Share Calculation                                491,992          491,992
                                                          =============    =============



   The accompanying notes are an integral part of these financial statements.


                           E. J. NAK MATTRESS COMPANY
                  STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
                   FOR THE YEARS ENDED MARCH 31, 2000 AND 2001


                                       Preferred Stock          Common Stock        Additional
                               ------------------------   ------------------------   Paid-In    Accumulated
                                 Shares        Amount       Shares        Amount     Capital      Deficit       Total
                               -----------  -----------   -----------  -----------  -----------  -----------  -----------

Balance at March 31, 1999              --   $       --        491,992  $       492  $   462,790  $  (464,034) $      (752)

Net income for the year                --           --            --           --           --         1,306        1,306
                               -----------  -----------   -----------  -----------  -----------  -----------  -----------

Balance at March 31, 2000              --           --        491,992          492      462,790     (462,728)         554

Contribution to capital
 of related party debt                 --           --            --           --         2,520          --         2,520

Conversion to convertible
   preferred stock of related
   party debt and accrued
   interest                        25,000        32,342           --           --           --           --        32,342

Net loss for the year                  --           --            --           --           --       (40,178)     (40,178)
                               -----------  -----------   -----------  -----------  -----------  -----------  ------------

Balance at March 31, 2001           25,000  $    32,342       491,992  $       492  $   465,310  $  (502,906) $    (4,762)
                               ===========  ===========   ===========  ===========  ===========  ===========  ===========

   The accompanying notes are an integral part of these financial statements.


                           E. J. NAK MATTRESS COMPANY
                            STATEMENTS OF CASH FLOWS


                                                                                          For the Years Ended
                                                                                              March 31,
                                                                                      2001             2000
                                                                                  -------------    -------------

Cash Flows From Operating Activities
      Net income (loss)                                                           $     (40,178)   $       1,306
      Adjustments to reconcile net income
         to net cash provided by operating activities:
           Depreciation                                                                  15,797           10,236
           Expenses paid by Officer/Director                                                --             9,866
      Changes in current assets and liabilities:
           Inventories                                                                   (6,437)         (31,083)
           Prepaid expenses and other assets                                             (2,599)          (4,959)
           Accounts payable                                                              39,374           12,553
           Other liabilities                                                             10,556            4,115
                                                                                  -------------    -------------

           Net Cash Provided By Operating Activities                                     16,513            2,034
                                                                                  -------------    -------------

Cash Flows From Investing Activities
      Purchase of equipment                                                                 --            (1,100)
                                                                                  -------------    -------------

           Net Cash Used In Investing Activities                                            --            (1,100)
                                                                                  -------------    -------------

Cash Flows From Financing Activities
      Proceeds from bank overdraft                                                          --             5,276
      Payment of bank overdraft                                                          (5,276)             --
      Borrowings under related party debt                                                   --             3,120
      Principal payments on related party debt                                           (1,302)            (600)
      Principal payments on notes payable                                                (9,244)          (8,730)
                                                                                  -------------    -------------

           Net Cash Used In Financing Activities                                        (15,822)            (934)
                                                                                  -------------    -------------

Net Increase In Cash                                                                        691              --

Cash at Beginning of Year                                                                   --               --
                                                                                  -------------    -------------

Cash at End of Year                                                               $         691    $         --
                                                                                  =============    =============

Supplemental Disclosures of Cash Flow Information - Note 7

   The accompanying notes are an integral part of these financial statements.

                           E. J. NAK MATTRESS COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2001


NOTE 1-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business -- E. J. Nak Mattress Company (the Company) is a mattress retail store. The Company was originally incorporated on January 29, 1981 under the laws of the state of Utah as Union Investments, Inc. with the business purpose to invest in real and personal property. The Company discontinued its operations in investing in 1983 and began seeking other business opportunities. On March 31, 1999, the shareholders of the Company approved an amendment to its Articles of Incorporation to change the Company's name from Union Investments Inc. to E. J. Nak Mattress Company and to adopt a general business purpose in order to pursue the retail sales of mattresses and other various home decoration items. Prior to the year ended March 31, 2000, the Company had no operations and was considered to be a development stage enterprise.

Business Condition -- The financial statements have been prepared on the basis of the Company continuing as a going concern. The Company has accumulated a deficit at March 31, 2001 in the amount of $502,906 and has a working capital deficit of $40,555. These conditions raise substantial doubt regarding the Company's ability to continue as a going concern. Management's plan to mitigate the impact of these conditions is to obtain additional equity financing through the issuance of the Company's common stock. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Concentrations of Risk -- The Company relies on Simmons Mattress Company for its supply of mattresses. The Company's ability to continue operations may be significantly impacted in the near- term if Simmons ceases to provide mattresses to the Company.

Use of Estimates -- The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash -- Cash and cash equivalents include investments in highly liquid debt instruments with an original maturity of three months or less.

Inventories -- Inventories are stated at the lower of cost or market, cost being determined by the first-in, first-out (FIFO) method.

Equipment and Depreciation -- Equipment is recorded at cost. Maintenance, repairs, and minor replacements are charged to expense as incurred. When depreciable assets are retired, sold, or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is reflected in earnings.

Depreciation is calculated by using the straight-line method over a useful life of five years.

Depreciation expense on property and equipment for the years ended March 31, 2001 and 2000 was $15,797 and $10,236, respectively.

                           E. J. NAK MATTRESS COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2001


Revenue Recognition -- Revenue is recognized when merchandise is shipped or otherwise accepted by the customer.

Advertising Costs -- Advertising costs are expensed when incurred. Advertising expense was $3,221 and $10,521 for the years ended March 31, 2001 and 2000, respectively.

Financial Instruments -- The amounts reported as inventory, bank overdrafts and accounts payable approximate fair values because of the immediate or short-term maturities of these financial instruments. The carrying amounts of notes payable approximate fair value based on current interest rates available to the Company.

Income Taxes -- The Company recognizes the amount of income taxes payable or refundable for the current year and recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement amounts of certain assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance to the extent that uncertainty exists as to whether the deferred tax assets will ultimately be realized.

Earnings Per Share -- Earnings per common share is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution which could occur if all contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock. At March 31, 2000, there were no potentially issuable common shares. At March 31, 2001, the Company issued 25,000 shares of preferred stock that were convertible into an equal number of common shares, but these potential common shares were not included in the computation of diluted earnings per share because the per-share effect would have been anti-dilutive.

NOTE 2-RELATED PARTY TRANSACTIONS

During the year ended March 31, 2000, an Officer/Director of the Company assigned four automobiles to the Company in exchange for the Company's assumption of the notes payable related to those automobiles. The automobiles were recorded at cost to the Company based on the amount of liability assumed by the Company.

During the year ended March 31, 2000, the Company received cash advances from an Officer/Director in the amount of $3,120 of which $600 in principal was repaid by March 31, 2000. During the quarter ended December 31, 2000, the remaining amount of $2,520 was contributed to the Company for no additional shares of common stock.

At March 31, 2000, the Company had an obligation to an Officer/Director in the amount of $30,866. Of this amount, $15,866 was owed to the Officer/Director for expenses paid during the year ended March 31, 2000 by the Officer/Director on behalf of the Company and $15,000 was owed from the purchase of various office equipment from the Officer/Director which had been acquired by the Officer/Director from an affiliated company upon liquidation. During March 31, 2001, a principal payment of $1,302 was made and the Officer/Director converted the remaining amount of $29,564 as well as accrued interest of $2,778 into 25,000 shares of convertible preferred stock (see Note 5 - Stockholders' Equity).

                           E. J. NAK MATTRESS COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2001


NOTE 3-NOTES PAYABLE

Notes payable to third parties at March 31, 2001 and 2000 consisted of the following:

                                                                                             2001           2000
                                                                                      -----------    -----------
      Note payable to a bank; interest payable at 11.99%
      with monthly installments of $286, secured by equipment.                        $    10,070    $    12,330

      Note payable to a bank; interest payable at 9.75% with
      monthly installments of $232, secured by equipment.                                   1,884          3,654

      Note payable to a bank; interest payable at 9.41% with
      monthly installments of $418, secured by equipment.                                  14,830         17,499

      Note  payable  to  a  bank;   interest   payable  at  9.50%  with  monthly
      installments of $426, secured by equipment.
      In July 2001, the note was repaid in full.                                           12,125         14,670
                                                                                      -----------    -----------

      Total Notes Payable                                                                  38,909         48,153

      Less: Current Portion                                                                20,152         12,018
                                                                                      -----------    -----------

      Total Notes Payable - Long-Term                                                 $    18,757    $    36,135
                                                                                      ===========    ===========

Annual maturities of long-term debt as of March 31, 2001 for each of the next five years are as follows:

                          Year Ending March 31:
                          ---------------------
                                  2002                   $      20,152
                                  2003                           6,811
                                  2004                           7,556
                                  2005                           4,390
                                                         -------------
                                 Total:                  $      38,909
                                                         =============

NOTE 4-INCOME TAXES

No benefit for income taxes has been recorded during the years ended March 31, 2001 and 2000. Certain risks exist with respect to the Company's future profitability, and management has concluded that, due to these uncertainties, the related net deferred tax asset may not be realized. Accordingly, a valuation allowance has been recorded to offset the deferred tax asset in its entirety.

                           E. J. NAK MATTRESS COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2001


The components of the net deferred tax assets at March 31, 2001 and 2000 are as follows:

                                                                                       For the Years Ended
                                                                                            March 31,
                                                                                     2001             2000
                                                                                -------------    -------------
      Deferred Income Tax Assets
           Tax net operating loss carry forward                                 $      19,185    $       1,952
           Reserves and accrued liabilities                                                --              597
                                                                                -------------    -------------
                Total Deferred Income Tax Assets                                       19,185            2,549
           Valuation allowance                                                        (15,462)            (476)
                                                                                -------------    -------------
                Net Deferred Income Tax Assets                                          3,723            2,073
                                                                                -------------    -------------

      Deferred Income Tax Liability - Depreciation                                     (3,723)          (2,073)
                                                                                -------------    -------------

      Net Deferred Income Tax                                                   $          --    $         --
                                                                                -------------    -------------

During the year ended March 31, 2001 and 2000, the valuation allowance increased by $14,986 and decreased by $486, respectively.

As of March 31, 2001, the Company has a net operating loss carryforward for federal income tax reporting purposes of approximately $51,439 that may be offset against future taxable income through the fiscal year 2021.

The following is a reconciliation of the income tax at the federal statutory rate of 34% with the provision for income taxes for the years ended March 31, 2001 and 2000:


                                                                For the Years Ended
                                                                       March 31,
                                                               2001             2000
                                                          -------------    -------------
      Income tax expense at statutory rate                $     (13,661)   $         444
      Change in deferred tax valuation account                   14,986             (486)
      State taxes, net of federal benefit                        (1,325)              42
                                                          -------------    -------------

      Provision for Income Taxes                          $         --     $         --
                                                          =============    =============

NOTE 5-STOCKHOLDERS' EQUITY

The Company's Articles of Incorporation authorize the board of directors, without shareholder approval, to issue up to 10,000,000 shares of preferred stock with such rights and preferences as the board of directors may determine at its discretion. The board of directors has the authority to issue shares of preferred stock having rights prior to the common stock with respect to dividends, voting and liquidation.

During the year ended March 31, 2000, the Company approved a 100-for-1 stock split. The accompanying financial statements have been restated for all periods presented for the effects of the stock split.

                           E. J. NAK MATTRESS COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2001


During the year ended March 31, 2001, an Officer/Director contributed a note payable to the Company in the amount of $2,520, which was reclassed as additional paid-in capital. No interest was accrued on this debt.

During March 2001, the Company issued 25,000 shares of convertible preferred stock in exchange for the forgiveness of $29,564 of related party debt as well as $2,778 of accrued interest on the debt. The 25,000 shares of preferred stock are convertible into 25,000 shares of common stock of the Company. The preferred shares have full voting rights, preference for liquidation purposes, and no dividend rights.

NOTE 6-LEASE COMMITMENTS

During September 1999, the Company entered into a five year lease agreement for its store. This lease agreement expires September 2004 and provides an option to extend for an additional 3 year period. Under the terms of the lease, monthly payments for the period March 2000 through November 2000 are $2,000. This amount increases by $150 for each subsequent year of the lease. Rent expense for the years ended March 31, 2001 and 2000 was $21,900 and $12,250, respectively.


The following is a schedule by years of future minimum rental payments required under the operating leases described above as of March 31, 2001:

                          Year Ending March 31:
                          ---------------------
                                  2002                      $      26,700
                                  2003                             28,500
                                  2004                             30,600
                                  2005                             14,575



NOTE 7-SUPPLEMENTAL CASH FLOW INFORMATION

Interest paid during the years ended March 31, 2001 and 2000 was $5,678 and $2,182, respectively. No income tax was paid during the year ended March 31, 2001 or 2000.

Non-Cash Investing and Financing Activities -- As described in Note 2 - Related Party Transactions and Note 5 - Stockholders' Equity, related party debt in the amount of $2,520 was forgiven by an Officer/Director and was reclassified as additional paid-in capital. Also at March 31, 2001, related party debt in the amount of $29,564 and accrued interest of $2,778 was converted into 25,000 shares of the Company's preferred stock.

NOTE 8-SUBSEQUENT EVENTS

On July 10, 2001, the Company sold a vehicle and repaid a related note payable to a bank with the proceeds of the sale (see Note 3 - Notes Payable).

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           E. J. NAK MATTRESS COMPANY



                                            By:     /S/ JOHN A. NAK
                                               ------------------------
                                                        John A. Nak
                                                        Chairman

Dated:  November 12, 2001


             In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

           Signature                    Title                Date
           ---------                    -----                ----



/S/   JOHN A. NAK              Chairman and Director        November 13, 2001
-------------------------
      JOHN A. Nak



/S/   ERNEST B. NAK            President and Director        November 13, 2001
-------------------------      Chief Accounting Officer
      Ernest B. Nak            Chief Financial Officer