Form 10QSB
period 2001-06-30
E J NAK MATTRESS CO
filed 2001-11-13
CIK 1130635

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   -----------

     [X] QUARTERLY  REPORT  PURSUANT  TO SECTION  13 OR 15(d) OF THE  SECURITIES
         EXCHANGE ACT OF 1934

                       For the Quarter Ended June 30, 2001

                                       OR

     [ ] TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE  SECURITIES
         EXCHANGE ACT OF 1934

                     For the transition period from            to
                                                    ----------    -----------

                        Commission File Number 000-32193

                           E. J. NAK MATTRESS COMPANY
         ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

             Utah                                   87-0369125
  -------------------------------              -------------------
  (State or other jurisdiction of               (I.R.S. Employer
  incorporation or organization)               Identification No.)

                     1782 South Main, Bountiful, Utah 84010
                    (Address of principal executive offices)

Registrant's telephone no., including area code:  (801) 292-9777

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X   No
    -----    ------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

             Class                           Outstanding as of June 30, 2001
   -----------------------------             -------------------------------
   Common Stock, $.001 par value                       491,992


                                                 TABLE OF CONTENTS

Heading                                                                                                    Page
-------                                                                                                    ----
                                          PART I.  FINANCIAL INFORMATION

Item 1.      Financial Statements.....................................................................      3

                  Balance Sheets - June 30 and March 31, 2001.........................................      4

                  Statements of Operations -- three months ended June 30, 2001 and 2000...............      6

                  Statements of Stockholders' Equity (Deficit)........................................      7

                  Statements of Cash Flows -- three months ended June 30, 2001 and 2000...............      8

                  Notes to Financial Statements ......................................................      9

Item 2.      Management's Discussion and Analysis and Results of Operations...........................     13

                                            PART II. OTHER INFORMATION

Item 1.      Legal Proceedings........................................................................     15

Item 2.      Changes In Securities and Use of Proceeds................................................     15

Item 3.      Defaults Upon Senior Securities..........................................................     15

Item 4.      Submission of Matters to a Vote of Securities Holders....................................     15

Item 5.      Other Information........................................................................     15

Item 6.      Exhibits and Reports on Form 8-K.........................................................     16

             SIGNATURES...............................................................................     16

                                     PART I

Item 1.           Financial Statements

         The following unaudited Financial Statements for the period ended June 30, 2001, have been prepared by the Company.



                           E. J. NAK MATTRESS COMPANY

                              FINANCIAL STATEMENTS

                        June 30, 2001 and March 31, 2001

                           E. J. NAK MATTRESS COMPANY
                                 BALANCE SHEETS


                                     ASSETS
                                     ------
                                                       June 30,        March 31,
                                                        2001             2001
                                                        ----             ----
                                                    (Unaudited)
Current Assets
      Cash                                     $          48    $         691
      Inventory                                       31,455           37,520
      Prepaid expenses                                 3,972            5,958
                                                       -----            -----

           Total Current Assets                       35,475           44,169
                                                      ------           ------

Equipment
      Office equipment                                15,000           15,000
      Transportation equipment                        63,983           63,983
                                                      ------           ------
                                                      78,983           78,983
      Less:   Accumulated depreciation               (29,982)         (26,033)
                                                     -------          -------

           Net Equipment                              49,001           52,950
                                                      ------           ------

Other Assets
      Lease deposit                                    1,600            1,600
                                                       -----            -----

           Total Other Assets                          1,600            1,600
                                                       -----            -----

Total Assets                                   $      86,076    $     98,719
                                               =============    ============



   The accompanying notes are an integral part of these financial statements.


                           E. J. NAK MATTRESS COMPANY
                           BALANCE SHEETS (CONTINUED)



                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

                                                                                        June 30,         March 31
                                                                                         2001             2001
                                                                                         ----             ----
                                                                                     (Unaudited)
Current Liabilities
      Bank overdraft                                                            $         570         $    --
      Accounts payable - trade                                                         55,672           53,679
      Sales tax payable                                                                13,243           10,692
      Interest payable                                                                    419              201
      Notes payable - current portion                                                  18,877           20,152
                                                                                       ------           ------

           Total Current Liabilities                                                   88,781           84,724
                                                                                       ------           ------

Long-Term Liabilities
      Notes payable                                                                    17,665           18,757
                                                                                       ------           ------

           Total Long-Term Liabilities                                                 17,665           18,757
                                                                                       ------           ------

Total Liabilities                                                                     106,446          103,481
                                                                                      -------          -------

Stockholders' Equity (Deficit)
      Preferred stock - $0.001 par value; 10,000,000
         shares authorized; 25,000 shares issued
         or outstanding                                                                32,342           32,342
      Common stock - $0.001 par value; 50,000,000 shares
         authorized; 491,992 shares issued and outstanding
         at June 30, 2001 (Unaudited) and March 31, 2001                                  492              492
      Additional paid-in capital                                                      465,310          465,310
      Accumulated deficit                                                            (518,514)        (502,906)
                                                                                     --------         --------

           Total Stockholders' Equity (Deficit)                                       (20,370)          (4,762)
                                                                                      -------           ------

Total Liabilities and Stockholders' Equity (Deficit)                            $      86,076         $ 98,719
                                                                                      =======           ======

   The accompanying notes are an integral part of these financial statements.


                           E. J. NAK MATTRESS COMPANY
                            STATEMENTS OF OPERATIONS


                                            For the Three Months Ended   For the Year Ended
                                                    June 30,                  March 31,
                                            ----------------------    ------------------------
                                               2001        2000         2001         2000
                                            ---------    ---------    ---------    ---------
                                                                 (Unaudited)

Revenues                                    $  40,219    $  50,022    $ 240,044    $  98,309

Cost of Revenues                               27,603       17,508      130,575       29,207
                                            ---------    ---------    ---------    ---------

           Gross Profit                        12,616       32,514      109,469       69,102

Operating Expenses
      Selling expenses                          5,734        9,135       35,975       17,325
      Depreciation expense                      3,949        3,949       15,797       10,236
      General and administrative expenses      17,568       24,921       90,819       36,080
                                            ---------    ---------    ---------    ---------

           Total Operating Expenses            27,251       38,005      142,591       63,641
                                            ---------    ---------    ---------    ---------

Income (Loss) From Operations                 (14,635)      (5,491)     (33,122)       5,461

Interest Expense                                 (973)      (1,369)      (7,056)      (4,155)
                                            ---------    ---------    ---------    ---------

Net Income (Loss)                           $ (15,608)   $  (6,860)   $ (40,178)   $   1,306
                                            =========    =========    =========    =========

Basic and Diluted Income (Loss)
   Per Common Share                         $   (0.03)   $   (0.01)   $   (0.08)   $   (0.00)
                                            =========    =========    =========    =========

Weighted Average Number of
   Common Shares Used in Per Share
   Calculation                                491,992      491,992      491,992      491,992
                                            =========    =========    =========    =========



  The accompanying notes are an integral part of these financial statements.


                           E. J. NAK MATTRESS COMPANY
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)


                                                                                       Additional
                                          Preferred Stock          Common Stock         Paid-In   Accumulated
                                         Shares     Amount       Shares     Amount      Capital     Deficit      Total
                                       ---------   ---------    --------   ---------   ---------   ---------   ---------
Balance at March 31, 1999                   --     $    --       491,992   $     492   $ 462,790   $(464,034)  $     (752)

Net income for the year                     --          --          --          --          --         1,306        1,306
                                       ---------   ---------    --------   ---------   ---------   ---------   ---------
Balance at March 31, 2000                   --          --       491,992         492     462,790    (462,728)         554

Contribution to capital of
 related party debt                         --          --          --          --         2,520        --          2,520

Conversion to convertible
 preferred stock of related
 party debt and accrued
 interest                                 25,000      32,342        --          --          --          --         32,342

Net loss for the year                       --          --          --          --          --       (40,178)     (40,178)
                                       ---------   ---------    --------   ---------   ---------   ---------   ---------
Balance at March 30, 2001                 25,000   $  32,342     491,992   $     492   $ 465,310   $(502,906)  $   (4,762)
                                       =========   =========    ========   =========   =========   =========   =========
Net loss for the period
 ending June 30, 2001
  (unaudited)                               --          --          --          --          --       (15,608)     (15,608)

Balance at June 30, 2001
(unaudited)                               25,000   $  32,342     491,992   $     492   $ 465,310   $(518,514)  $  (20,370)
                                       =========   =========    ========   =========   =========   =========   =========


  The accompanying notes are an integral part of these financial statements.


                           E. J. NAK MATTRESS COMPANY
                            STATEMENTS OF CASH FLOWS


                                                                       For the Three Months Ended  For the Year Ended
                                                                               June 30,                March 31,
                                                                       ---------------------    ---------------------
                                                                          2001       2000         2001        2000
                                                                        --------    --------    --------    --------
                                                                             (Unaudited)
Cash Flows From Operating Activities
     Net income (loss)                                               $(15,608)   $ (6,860)   $(40,178)   $  1,306
     Adjustments to reconcile net income (loss)
        to net cash provided by operating activities:
         Depreciation                                                   3,949       3,949      15,797      10,236
         Expenses paid by Officer/Director                               --          --          --         9,866
     Changes in current assets and liabilities:
         Inventories                                                    6,065      (7,125)     (6,437)    (31,083)
         Prepaid expenses and other assets                              1,986       3,564      (2,599)     (4,959)
         Accounts payable                                               1,993      10,363      39,374      12,553
         Accrued liabilities                                            2,769       2,776      10,556       4,115
                                                                     --------    --------    --------    --------

         Net Cash Provided By Operating
            Activities                                                  1,154       6,667      16,513       2,034
                                                                     --------    --------    --------    --------

Cash Flows From Investing Activities
     Purchase of equipment                                               --          --          --        (1,100)
                                                                     --------    --------    --------    --------

         Net Cash Used In Investing
            Activities                                                   --          --          --        (1,100)
                                                                     --------    --------    --------    --------

Cash Flows From Financing Activities
     Net change in bank overdraft                                         570      (4,082)       --         5,276
     Borrowings under related party debt                                 --          --        (5,276)      3,120
     Principal payments on related party debt                            --          --        (1,302)       (600)
     Principal payments on notes payable                               (2,367)     (2,535)     (9,244)     (8,730)
                                                                     --------    --------    --------    --------

         Net Cash Used In Financing
            Activities                                                 (1,797)     (6,617)    (15,822)       (934)
                                                                     --------    --------    --------    --------

Net Increase In Cash                                                     (643)         50         691        --

Cash at Beginning of Year                                                 691        --          --          --
                                                                     --------    --------    --------    --------

Cash at End of Year                                                  $     48    $     50    $    691    $   --
                                                                     ========    ========    ========    ========

Supplemental Disclosures of Cash Flow Information - Note 7

  The accompanying notes are an integral part of these financial statements.

                           E. J. NAK MATTRESS COMPANY
                          NOTES TO FINANCIAL STATEMENTS
             (Information with Respect to June 30, 2001 and for the
                    Three Months Ended June 30, 2001 and 2000
                                  Is Unaudited)


NOTE 1-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business -- E. J. Nak Mattress Company (the Company) is a mattress retail store. The Company was originally incorporated on January 29, 1981 under the laws of the state of Utah as Union Investments, Inc. with the business purpose to invest in real and personal property. The Company discontinued its operations in investing in 1983 and began seeking other business opportunities. On March 31, 2000, the shareholders of the Company approved an amendment to its Articles of Incorporation to change the Company's name from Union Investments Inc. to E. J. Nak Mattress Company and to adopt a general business purpose in order to pursue the retail sales of mattresses and other various home decoration items. Prior to the year ended March 31, 2001, the Company had no operations and was considered to be a development stage enterprise.

Business Condition -- The financial statements have been prepared on the basis of the Company continuing as a going concern. The Company had accumulated a deficit at March 31, 2001 in the amount of $502,906 and a working capital deficit of $40,555. The Company had an accumulated deficit of $518,514 at June 30, 2001 and a working capital deficit of $53,306. These conditions raise substantial doubt regarding the Company's ability to continue as a going concern. Management's plan to mitigate the impact of these conditions is to obtain additional equity financing through the issuance of the Company's common stock. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Use of Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Depreciation expense on property and equipment for the years ended March 31, 2001 and 2000 was $15,797 and $10,236, respectively. Depreciation expense on property and equipment for the three months ended June 30, 2001 and 2000 was $3,949 and $3,949, respectively.

Revenue Recognition -- Revenue is recognized when merchandise is shipped or otherwise accepted by the customer.

Advertising Costs -- Advertising costs are expensed when incurred. Advertising expense was $3,221 and $10,521 for the years ended March 31, 2001 and 2000, respectively, and $290 and $9,135 for the three months ended June 30, 2001 and 2000, respectively.

Financial Instruments -- The amounts reported as inventory, bank overdrafts, accounts payable and notes payable are considered to be reasonable approximations of their fair values. The fair value estimates presented herein were based on estimated future cash flows.

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

                           E. J. NAK MATTRESS COMPANY
                          NOTES TO FINANCIAL STATEMENTS
             (Information with Respect to June 30, 2001 and for the
                    Three Months Ended June 30, 2001 and 2000
                                  Is Unaudited)


are reduced by a valuation allowance to the extent that uncertainty exists as to whether the deferred tax assets will ultimately be realized.

Earnings Per Share -- Earnings per common share is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution which could occur if all contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock. At March 31, 2000 and June 30, 2000 there were no potentially issuable common shares. At March 31, 2001, and June 30, 2001, the Company issued 25,000 shares of preferred stock that have converted into an equal number of common shares, but these potential common shares were not included in the computation of diluted earnings per share because the per-share effect would have been anti-dilutive.

NOTE 2-RELATED PARTY TRANSACTIONS

At March 31, 2000 and June 30, 2000, the Company had an obligation to an Officer/Director in the amount of $30,866. Of this amount, $15,866 was owed to the Officer/Director for expenses paid during the year ended March 31, 2001 by the Officer/Director on behalf of the Company and $15,000 was owed from the purchase of various office equipment from the Officer/Director which had been acquired by the Officer/Director from an affiliated company upon liquidation. According to verbal agreement, interest is accrued at a rate of 6%. Accrued interest and principal are to be repaid after the Company is established and generating sufficient revenues. During March 31, 2001, a principal payment of $1,302 was made and the Officer/Director converted the remaining amount of $29,564 as well as accrued interest of $2,778 into 25,000 shares of convertible preferred stock.

During the year ended March 31, 2001, an Officer/Director of the Company assigned four automobiles to the Company in exchange for the Company's assumption of the notes payable related to those automobiles. The automobiles were recorded at cost to the Company based on the amount of liability assumed by the Company.

NOTE 3-NOTES PAYABLE

 Notes payable to third parties consisted of the following:
                                                                                    June 30,        March 31,
                                                                                     2001             2001
                                                                                --------------    --------------
      Note payable to a bank; interest payable at 11.99%
      with monthly installments of $286, secured by equipment.                  $       9,680    $      10,070

      Note payable to a bank; interest payable at 9.75% with
      monthly installments of $232, secured by equipment.                               1,449            1,884

      Note payable to a bank; interest payable at 9.41% with
      monthly installments of $418, secured by equipment.                              14,232           14,830

      Note payable to a bank; interest payable at 9.5% with monthly installments of $426, secured by equipment.
      In July 2001, the note was repaid in full.                                       11,181           12,125
                                                                                       ------           ------

      Total Notes Payable                                                              36,524           38,909

      Less: Current Portion                                                            18,877           20,152
                                                                                       ------           ------

      Total Notes Payable - Long-Term                                           $       17,665   $       18,757
                                                                                ==============   ==============

                           E. J. NAK MATTRESS COMPANY
                          NOTES TO FINANCIAL STATEMENTS
             (Information with Respect to June 30, 2001 and for the
                    Three Months Ended June 30, 2001 and 2000
                                  Is Unaudited)


Annual maturities of long-term debt as of March 31, 2001 for each of the next five years are as follows:

                          Year Ending March 31:
                          ---------------------
                                  2002                   $      20,152
                                  2003                           6,811
                                  2004                           7,556
                                  2005                           4,390
                                  2006                                     0
                                                         -------------------
                                 Total:                  $      38,909
                                                         -------------------

NOTE 4-INCOME TAXES

No benefit for income taxes has been recorded during the three months ended June 30, 2001 and 2000 or the years ended March 31, 2001 and 2000. Certain risks exist with respect to the Company's future profitability, and management has concluded that, due to these uncertainties, the related net deferred tax asset may not be realized. Accordingly, a valuation allowance has been recorded to offset the deferred tax asset in its entirety.

The components of the net deferred tax assets at March 31, 2001 are as follows:

      Deferred Income Tax Assets
           Tax net operating loss carryforward                 $      19,185
           Reserves and accrued liabilities                              --
                                                                  ----------
                Total Deferred Income Tax Assets                      19,185
           Valuation allowance                                       (15,462)
                                                                     -------
                Net Deferred Income Tax Assets                         3,723
                                                                   ---------

      Deferred Income Tax Liability
           Depreciation in excess of book                             (3,723)
                                                                      ------
                Total deferred income tax liability                   (3,723)
                                                                      ------

      Net Deferred Income Tax                                  $           --
                                                               ===============

During the year ended March 31, 2001, the valuation allowance increased by $14,986.

As of March 31, 2001, the Company has net operating loss carryforwards for federal income tax reporting purposes of approximately $51,439 that may be offset against future taxable income through the fiscal year 2021.

The following is a reconciliation of the income tax at the federal statutory rate of 34% with the provision for income taxes for the year ended March 31, 2001:

                                                                    2001
                                                             --------------
      Income tax expense at statutory rate                   $     (13,661)
      Change in deferred tax valuation account                      14,986
      State taxes, net of federal benefit                           (1,325)
                                                               -----------

      Provision for Income Taxes                             $           --
                                                             ===============

NOTE 5-CAPITAL STOCK

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

                           E. J. NAK MATTRESS COMPANY
                          NOTES TO FINANCIAL STATEMENTS
             (Information with Respect to June 30, 2001 and for the
                    Three Months Ended June 30, 2001 and 2000
                                  Is Unaudited)


During the year ended March 31, 2001, the Company approved a 100-for-1 stock split. The accompanying financial statements have been restated for all periods presented to reflect the effects of the stock split.

During the year ended March 31, 2001, an Officer/director contributed a note payable to the Company in the amount of $2,520, which was declasse as additional paid-in capital. No interest was accrued on this debt.

During March 2001, the Company issued 25,000 shares of convertible preferred stock in exchange for the forgiveness of $29,564 of related party debt as well as $2,778 of accrued interest of the debt. The 25,000 shares of preferred stock are convertible into 25,000 shares of common stock of the Company. The preferred share have full voting rights, preference for liquidation purposes, and no dividend rights.

NOTE 6-LEASE COMMITMENTS

During September 1999, the Company entered into a five year lease agreement for its store. This lease agreement expires September 2004 and provides an option to extend for an additional 3 year period. Under the terms of the lease, monthly payments for the period March 2001 through November 2001 are $2,000. This amount increases by $150 for each subsequent year of the lease. Rent expense for the years ended March 31, 2001 and 2000 was $21,900 and $12,250, respectively. Rent expense for the three months ended June 30, 2001 and 2000 was $6,450 and $5,400, respectively.

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

NOTE 7-SUPPLEMENTAL CASH FLOW INFORMATION

Interest paid during the years ended March 31, 2001 and 2000 was $5,678 and $2,182, respectively. Interest paid during the three months ended June 30, 2001 and 2000 was $755 and $1,209, respectively. No income tax was paid during the year ended March 31, 2001 and 2000, or during the three months ended June 30, 2001 and 2000.

Non-Cash Investing and Financial Activities -- As described in Note 2 - Related Party Transactions and Note 5 - Stockholders' Equity, related party debt in the amount of $2,520 was forgiven by an Officer/Director and was reclassified as additional paid-in capital. Also at March 31, 2001, related party debt in the amount of $29,564 and accrued interest of $2,778 and converted into 25,000 shares of the Company's preferred stock.

NOTE 8 - SUBSEQUENT EVENTS

On July 10, 2001, the Company sold a vehicle and repaid a related note payable to a bank with the proceeds of the sale (see Note 3 - Note Payable).

Item 2.           Management's Discussion and Analysis or Plan of Operations

Overview

         E. J. Nak Mattress Company (the "Company") opened its first retail outlet in August 1999 offering mattresses and related bedding products. The Company realized a net operating profit for the fiscal year ended March 31, 2000. It should be noted that the Company was able to recognize an operating profit in fiscal 2000 primarily due to management absorbing certain costs that would normally be paid by the Company. Through an arrangement with Simmons Mattress, the Company intends to open additional retail outlets offering Simmons products as business conditions warrant and necessary funds are available.

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

Results of Operations

         For the three-month period ended June 30, 2001 ("first quarter of fiscal 2002"), the Company had revenues of $40,219, a 20% decrease from revenues of $50,022 for the comparable 2000 period. Management attributed the decrease to a general weakness in the retail business. Cost of sales for the first quarter of fiscal 2002 were $27,603, or 69% of revenues, compared to cost of sales of $17,508, or 35% of revenues for the 2000 period. The increase in percentage of cost of sales is due to lower margins resulting from the Company discounting prices. Total operating expenses decreased 28% to $27,251 for the first quarter fiscal 2002 from $38,005 for the comparable 2001 period. This decrease is attributed to management's efforts to reduce operating expenses generally. The net operating loss for the first quarter of fiscal 2002 was $14,635 and, after deducting interest expense of $973, the net loss was $15,608. Net operating loss for the first quarter of fiscal 2001 was $5,491 and, after deducting interest expense of $1,369, the net loss was $6,860.

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

         At June 30, 2001, the Company had a working capital deficit of $53,306 compared to a working capital deficit at March 31, 2001 of $40,555. This increase in the deficit is primarily attributed to the 16% decrease in inventory during the period. At June 30, 2001, the Company had total assets of $86,076 and total stockholders' deficit of $20,370 compared with total assets of $98,719 and total stockholders' deficit of $4,762 at March 31, 2001.

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

Forward Looking and Cautionary Statements

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

                                     PART II

Item 1.           Legal Proceedings

         There are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or to which any of its property is subject and, to the best of its knowledge, no such actions against the Company are contemplated or threatened.

Item 2.           Changes In Securities and Use of Proceeds

         In March 2001, the Company issued to the Company's Chairman 25,000 shares of convertible preferred stock in exchange for the forgiveness of $29,564 of related party debt, as well as $2,778 of accrued interest on the debt. The 25,000 preferred shares are convertible into 25,000 shares of common stock of the Company. The preferred shares were issued in a private transactions to an affiliate of the Company. Accordingly, the Company relied upon the exemption from registration under the Securities Act of 1933, as amended, provided by Sections 4(2) of that Act.

Item 3.           Defaults Upon Senior Securities

         This Item is not applicable to the Company.

Item 4.           Submission of Matters to a Vote of Security Holders

         This Item is not applicable to the Company.

Item 5.           Other Information

         This Item is not applicable to the Company.

Item 6.           Exhibits and Reports on Form 8-K

         (a)      Exhibits

         (b)      Reports on Form 8-K

                  No report on Form 8-K was filed by the Company during the three month period ended June 30, 2001.




                                   SIGNATURES
                                   ----------


         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                E. . J. NAK MATTRESS COMPANY



Date:  November 13, 2001          By:   /S/ JOHN A. NAK
                                     -------------------------------
                                            JOHN A. NAK
                                            Chairman and Director



Date:  November 13, 2001          By:   /S/ ERNEST B. NAK
                                     -------------------------------
                                            ERNEST B. NAK
                                            President, Chief Financial Officer
                                            and Director
                                            (Principal Accounting Officer)