Form 10QSB
period 2001-09-30
E J NAK MATTRESS CO
filed 2001-11-19
CIK 1130635

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   -----------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended September 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from            to
                                                  ----------    -----------

                                         Commission File Number  000-32193

                           E. J. NAK MATTRESS COMPANY
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                    Utah                                      87-0369125
          ------------------------------                  -------------------
         (State or other jurisdiction of                   (I.R.S. Employer
         incorporation or organization)                   Identification No.)

                     1782 South Main, Bountiful, Utah 84010
                    (Address of principal executive offices)

Registrant's telephone no., including area code:  (801) 292-9777

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X   No
    -----    ------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

          Class                           Outstanding as of September 30, 2001
 ----------------------------             ------------------------------------
 Common Stock, $.001 par value                        491,992


                                                 TABLE OF CONTENTS

Heading                                                                                                   Page
-------                                                                                                   ----
                                          PART I.  FINANCIAL INFORMATION

Item 1.      Financial Statements.....................................................................      3

Item 2.      Management's Discussion and Analysis and Results of Operations...........................     10

                                            PART II. OTHER INFORMATION

Item 1.      Legal Proceedings........................................................................     12

Item 2.      Changes In Securities and Use of Proceeds................................................     12

Item 3.      Defaults Upon Senior Securities..........................................................     12

Item 4.      Submission of Matters to a Vote of Securities Holders....................................     13

Item 5.      Other Information........................................................................     13

Item 6.      Exhibits and Reports on Form 8-K.........................................................     13

             SIGNATURES...............................................................................     13

                                     PART I

Item 1.           Financial Statements

         The following unaudited Financial Statements for the period ended September 30, 2001, have been prepared by the Company.



                           E. J. NAK MATTRESS COMPANY

                              FINANCIAL STATEMENTS

                               September 30, 2001


                           E. J. NAK MATTRESS COMPANY
                            CONDENSED BALANCE SHEETS


                                     ASSETS
                                     ------
                                                                                September 30,      March 31,
                                                                                   2001              2001
                                                                                -------------    -------------
                                                                                 (Unaudited)
Current Assets
      Cash                                                                      $          48    $         691
      Inventory                                                                        36,535           37,520
      Prepaid expenses                                                                  1,986            5,958
                                                                                -------------    -------------

           Total Current Assets                                                        38,569           44,169
                                                                                -------------    -------------

Equipment
      Office equipment                                                                 15,000           15,000
      Transportation equipment                                                         47,483           63,983
                                                                                -------------    -------------
                                                                                       62,483           78,983
      Less:   Accumulated depreciation                                                (27,065)         (26,033)
                                                                                --------------   -------------

           Net Equipment                                                               35,418           52,950
                                                                                -------------    -------------

Other Assets
      Lease deposit                                                                     1,600            1,600
                                                                                -------------    -------------

           Total Other Assets                                                           1,600            1,600
                                                                                -------------    -------------

Total Assets                                                                    $      75,587    $      98,719
                                                                                =============    =============



                 The accompanying notes are an integral part of
                      these condensed financial statements.


                           E. J. NAK MATTRESS COMPANY
                      CONDENSED BALANCE SHEETS (CONTINUED)



                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

                                                                                September 30,       March 31
                                                                                   2001              2001
                                                                                -------------    -------------
                                                                                 (Unaudited)
Current Liabilities
      Bank overdraft                                                            $         927    $         --
      Accounts payable - trade                                                         68,809           53,679
      Sales tax payable                                                                13,068           10,692
      Interest payable                                                                    222              201
      Notes payable - current portion                                                   7,153           20,152
                                                                                -------------    -------------

           Total Current Liabilities                                                   90,174           84,724
                                                                                -------------    -------------

Long-Term Liabilities
      Notes payable                                                                    16,681           18,757
                                                                                -------------    -------------

           Total Long-Term Liabilities                                                 16,681           18,757
                                                                                -------------    -------------

Total Liabilities                                                                     106,860          103,481
                                                                                -------------    -------------

Stockholders' Equity (Deficit)
      Preferred stock - $0.001 par value;  10,000,000 shares authorized;  25,000 shares issued and outstanding at September 30, 2001 (unaudited)
           and March 31, 2001                                                          32,342           32,342
      Common stock - $0.001 par value; 50,000,000 shares
         authorized; 491,992 shares issued and outstanding
         at September 30, 2001 (unaudited) and March 31, 2001                             492              492
      Additional paid-in capital                                                      465,310          465,310
      Accumulated deficit                                                            (529,417)        (502,906)
                                                                                -------------    -------------

           Total Stockholders' Equity (Deficit)                                       (31,273)          (4,762)
                                                                                -------------    -------------

Total Liabilities and Stockholders' Equity (Deficit)                            $      75,587    $      98,719
                                                                                =============    =============



                 The accompanying notes are an integral part of
                      these condensed financial statements.


                           E. J. NAK MATTRESS COMPANY
                       CONDENSED STATEMENTS OF OPERATIONS


                                                         For the Three Months Ended         For the Six Months Ended
                                                               September 30,                      September 30,
                                                     -------------------------------------------------------------------
                                                        2001              2000             2001              2000
                                                     -------------     -------------    -------------     -------------
                                                                 (Unaudited)

Revenues                                             $      47,277     $      66,449    $      87,496     $     116,471

Cost of Revenues                                            26,697            28,373           54,300            45,881
                                                     -------------     -------------    -------------     -------------

           Gross Profit                                     20,580            38,076           33,196            70,590

Operating Expenses
      Selling expenses                                       7,581             9,490           13,315            18,625
      Depreciation expense                                   2,402             3,949            6,351             7,898
      General and administrative expenses                   20,774            16,012           38,342            40,933
                                                     -------------     -------------    -------------     -------------

           Total Operating Expenses                         30,757            29,451           58,008            67,456
                                                     -------------     -------------    -------------     -------------

Income (Loss) From Operations                              (10,177)            8,625          (24,812)            3,134

Interest Expense                                              (726)           (1,423)          (1,699)           (2,792)
                                                     -------------     -------------    -------------     -------------

Net Income (Loss)                                    $     (10,903)    $       7,202    $     (26,511)    $         342
                                                     =============     =============    =============     =============

Basic and Diluted Income (Loss)
   Per Common Share                                  $       (0.02)    $        0.01    $       (0.05)    $       0.00
                                                     =============     =============    =============     =============

Weighted Average Number of
   Common Shares Used in Per Share
   Calculation                                             491,992           491,992          491,992           491,992
                                                     =============     =============    =============     =============





                 The accompanying notes are an integral part of
                      these condensed financial statements.


                           E. J. NAK MATTRESS COMPANY
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                          For the Six Months Ended
                                                                                                September 30,
                                                                                           2001              2000
                                                                                        -------------     -------------
                                                                                                    (Unaudited)
Cash Flows From Operating Activities
     Net income (loss)                                                                  $     (26,511)    $         342
     Adjustments to reconcile net income (loss)
        to net cash provided by operating activities:
         Depreciation                                                                           7,162             7,898
         Gain on sale of equipment                                                               (311)              --
     Changes in current assets and liabilities:
         Inventories                                                                              985           (13,375)
         Prepaid expenses and other assets                                                      3,972             1,763
         Accounts payable                                                                      15,130            13,413
         Accrued liabilities                                                                    2,397             3,198
                                                                                        -------------     -------------

         Net Cash Provided By Operating  Activities                                             2,824            13,239
                                                                                        -------------     -------------

Cash Flows From Investing Activities                                                              --                --
                                                                                        -------------     -------------

         Net Cash Used In Investing  Activities                                                   --                --
                                                                                        -------------     -------------

Cash Flows From Financing Activities
     Net change in bank overdraft                                                                 927            (5,276)
     Principal payments on notes payable and related party debt                                (4,394)           (6,133)
                                                                                        -------------     -------------

         Net Cash Used In Financing Activities                                                 (3,467)          (11,409)
                                                                                        -------------     -------------

Net Increase In Cash                                                                             (643)            1,830

Cash at Beginning of Year                                                                         691               --
                                                                                        -------------     -------------

Cash at End of Year                                                                     $          48     $       1,830
                                                                                        =============     =============

Supplemental Schedule of Non-cash Investing and Financing Activity
     Conversion of fixed asset to retire note payable                                          10,370               --



                 The accompanying notes are an integral part of
                      these condensed financial statements.

                            E.J. NAK MATTRESS COMPANY
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 1 - BUSINESS DESCRIPTION AND BASIS OF PRESENTATION

Nature of Business -- E. J. Nak Mattress Company (the Company) is a mattress retail store. The Company was originally incorporated on January 29, 1981 under the laws of the state of Utah as Union Investments, Inc. with the business purpose to invest in real and personal property. The Company discontinued its operations in investing in 1983 and began seeking other business opportunities. On March 31, 2000, the shareholders of the Company approved an amendment to its Articles of Incorporation to change the Company's name from Union Investments Inc. to E. J. Nak Mattress Company and to adopt a general business purpose to pursue the retail sales of mattresses and other various home decoration items. Prior to the year ended March 31, 2001, the Company had no operations and was considered to be a development stage enterprise.

Interim Financial Statements -- The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the three and six-month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending March 31, 2002. The accompanying unaudited condensed financial statements should be read in conjunction with the Company's most recent audited financial statements.

NOTE 2 - RECENT ACCOUNTING PRONOUNCEMENTS

         On July 20, 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets". These pronouncements significantly change the accounting for business combinations, goodwill, and intangible assets. SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations and further clarifies the criteria to recognize intangible assets separately from goodwill. The requirements of SFAS No. 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001. This statement will have no current impact on the Company's financial statements.

         SFAS No. 142 states goodwill and indefinite lived intangible assets are no longer amortized but are reviewed for impairment annually (or more frequently if impairment indicators arise). Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, companies are required to adopt the pronouncement in their fiscal year beginning after December 15, 2001. Because the Company does not have any goodwill or intangible assets with an indefinite life, this new accounting policy will not result in a cumulative change to the financial statements.

NOTE 3 - BUSINESS CONDITION

The financial statements have been prepared on the basis of the Company continuing as a going concern. The Company has an accumulated deficit of $529,417, no cash and a working capital deficit of $51,605 as of September 30, 2001. These conditions raise substantial doubt regarding the Company's ability to continue as a going concern. Management's plan to mitigate the impact of these conditions is to obtain additional equity financing through the issuance of the Company's common stock. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

                            E.J. NAK MATTRESS COMPANY
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4 - NOTES PAYABLE

On July 10, 2001 the Company exchanged a vehicle with a book value of $10,370 and $500 in cash in return for the repayment of a note payable to a bank in the amount of $11,181. The Company recognized a net gain on the exchange of $311.

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

         Management believes that the bedding products business is a stable product segment and is less susceptible to the more severe business cycle fluctuations of other durable goods. The Company does not foresee in the near future any discernable trends, events or uncertainties in the bedding products business. Management does not believe seasonal fluctuations in the business will have any long-term impact on the Company's business, liquidity or income.

Results of Operations

         For the three month period ended September 30, 2001 ("second quarter of fiscal 2002"), the Company had revenues of $47,277, a 29% decrease from the $66,449 for the second quarter of fiscal 2001. For the six month period ended September 30, 2001 ("first half of fiscal 2002"), the Company had revenues of $87,496, a 25% decrease from $116,471 for the first half of fiscal 2001. The Company attributes the decreases in revenue to the general weakness in the economy and retail business.

         Cost of revenues for the second quarter of fiscal 2002 was $26,697, or 56% of revenues, compared to cost of revenues of $28,373, 43% of revenues, for the second quarter of fiscal 2001. Cost of revenues for the first half of fiscal 2002 was $54,300, or 62% of revenues, compared to cost of revenues of $45,881, or 39% of revenues for the first half of fiscal 2001. The increase in the percentage of cost of sales for the fiscal 2001 periods is due to lower margins resulting from the Company discounting prices.

         Total operating expenses increased 4% to $30,757 for the second quarter fiscal 2002 from $29,451 for the comparable 2001 period. For the first half of fiscal 2002, operating expenses decreased 14% to $58,008 from $67,456 for the fiscal 2001 period. This decrease is attributed to the general reduction in expenses and the decreased selling expenses due to lower sales.

         The net operating loss for the second quarter of fiscal 2002 was $10,177 and, after deducting interest expense of $726, the net loss was $10,903, or $0.02 per share. The Company had a net operating profit for the second quarter of fiscal 2001 of $8,625 and, after deducting interest expense of $1,423, the net profit was $7,202, or $0.01 per share. For the first half of fiscal 2002, the Company's net operating loss was $24,812 and, after deducting interest expense of $1,699, the net loss was $26,511, or $0.05 per share. The Company had net operating income of $3,134 for the first half of fiscal 2001 and, after deducting interest expense of $2,792, the net profit was $342. The net profit during the first half of fiscal 2001 was primarily due to management absorbing certain costs that would normally be paid by the Company.

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

Liquidity and Capital Resource

         The Company has relied upon funding advanced by its directors to open its first retail outlet. It is anticipated that additional funds may be necessary to meet near term working capital requirements for the store. If such funds are required, it is anticipated that the directors may provide additional temporary funds or, if necessary, the Company may seek a short term borrowing arrangement. As of the date hereof, no agreement or arrangement has been entered into for any debt financing. The Company also intends to explore, at some future date, the possibility of raising capital from the sale of its securities, either in a private of public transaction. Such future funding will be done only as the Company's initial retail outlet has developed its business to an acceptable level and, more likely, as the Company decides to open additional stores. There are no agreements or other arrangements presently in effect for any future sale of the Company securities and there can be no assurance that the Company will indeed make an offering, or that if such an offering is made, that it will be successful.

         At September 30, 2001, the Company had a working capital deficit of $51,605 compared to a working capital deficit at March 31, 2001 of $40,555. This increase in the deficit is primarily attributed to the 67% decrease in prepaid expenses during the period and the 28% increase in trade accounts payable. At September 30, 2001, the Company had total assets of $75,587 and total stockholders' deficit of $31,273 compared with total assets of $98,719 and total stockholders' deficit of $4,762 at March 31, 2001.

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

Plan of Operation

         Pursuant to its exclusive agreement with Simmons, the Company plans to open additional retail outlets offering exclusively Simmons products. As revenues from the Company's initial outlet in Bountiful, Utah reach a level which will provide the Company sufficient capital to open additional stores, it plans to explore potential sites through the State of Utah and in surrounding states. The Company believes that it can open up to five stores during the next two years, provided it can generate sufficient capital to fund the new stores and that it can secure suitable locations. The Company intends to open only one additional store at a time and curtail additional openings until it has sufficient capital. There can be no assurance that the Company's initial retail outlet will provide sufficient capital to open any new stores, or that the Company will be able to secure additional financing to fund the creation and operation of new stores.

         As business warrants and funds become available, management intends to explore potential new sites for additional stores. Ideally, each new store will be located in a high traffic area and in a community of sufficient size to support such a store. Any potential location will have to be mutually agreed upon by Simmons. New stores will be of the same approximate size as the Company's initial store in Bountiful, Utah. After a new site is determined and funding has been secured for the site, the Company will seek out qualified persons to operate the store. Based on the Company's first store in Bountiful, it is anticipated that each additional store will have to be staffed by a minimum of two persons, either full or part-time. Additional staff, such as accounting and delivery persons, will most likely be contracted on an as-needed basis. The Company intends that it will own its stores and has no current plans for creating any franchise operations.

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

         This Item is not applicable to the Company.

Item 3.           Defaults Upon Senior Securities

         This Item is not applicable to the Company.

Item 4.           Submission of Matters to a Vote of Security Holders

         This Item is not applicable to the Company.

Item 5.           Other Information

         This Item is not applicable to the Company.

Item 6.           Exhibits and Reports on Form 8-K

         (a)      Exhibits

         (b)      Reports on Form 8-K

                  No report on Form 8-K was filed by the Company during the three month period ended September 30, 2001.




                                   SIGNATURES
                                   ----------


         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 E. J. NAK MATTRESS COMPANY



Date:  November 19, 2001         By:  /S/ JOHN A. NAK
                                    ----------------------------------------
                                          JOHN A. NAK
                                          Chairman and Director



Date:  November 19, 2001         By:   /S/ ERNEST B. NAK
                                    -----------------------------------------
                                           ERNEST B. NAK
                                           President, Chief Financial Officer
                                           and Director
                                           (Principal Accounting Officer)