Form 10QSB
period 2001-12-31
E J NAK MATTRESS CO
filed 2002-02-14
CIK 1130635

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   -----------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Quarter Ended December 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from            to
                                            ----------    -----------

                        Commission File Number 000-32193

                           E. J. NAK MATTRESS COMPANY
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
Yes   X   No
    -----    ------

                                       APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

          Class                           Outstanding as of December 31, 2001
    -----------------------------         -----------------------------------
    Common Stock, $.001 par value                    491,992

                                       -1-`


                                                 TABLE OF CONTENTS

Heading                                                                                                   Page
-------                                                                                                   ----
                                          PART I.  FINANCIAL INFORMATION

Item 1.      Financial Statements.....................................................................      3

Item 2.      Management's Discussion and Analysis and Results of Operations...........................     10

                                            PART II. OTHER INFORMATION

Item 1.      Legal Proceedings........................................................................     12

Item 2.      Changes In Securities and Use of Proceeds................................................     12

Item 3.      Defaults Upon Senior Securities..........................................................     13

Item 4.      Submission of Matters to a Vote of Securities Holders....................................     13

Item 5.      Other Information........................................................................     13

Item 6.      Exhibits and Reports on Form 8-K.........................................................     13

             SIGNATURES...............................................................................     13

                                     PART I

Item 1.           Financial Statements

         The following unaudited Financial Statements for the period ended December 31, 2001, have been prepared by the Company.





                           E. J. NAK MATTRESS COMPANY

                              FINANCIAL STATEMENTS

                                December 31, 2001

                           E. J. NAK MATTRESS COMPANY
                            CONDENSED BALANCE SHEETS


                                     ASSETS
                                     ------

                                                     December 31,      March 31,
                                                       2001              2001
                                                      --------         --------
                                                     (Unaudited)
Current Assets
  Cash                                                $    473         $    691
  Inventory                                             29,858           37,520
  Prepaid expenses                                        --              5,958
                                                      --------         --------
     Total Current Assets                               30,331           44,169
                                                      --------         --------
Equipment
  Office equipment                                      15,000           15,000
  Transportation equipment                              47,483           63,983
                                                      --------         --------
                                                        62,483           78,983
Less: Accumulated depreciation                         (29,466)         (26,033)
                                                      --------         --------

     Net Equipment                                      33,017           52,950

Other Assets
  Lease deposit                                          1,600            1,600
                                                      --------         --------

     Total Other Assets                                  1,600            1,600

Total Assets                                          $ 64,948         $ 98,719
                                                      ========         ========

                           E. J. NAK MATTRESS COMPANY
                      CONDENSED BALANCE SHEETS (CONTINUED)

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------


                                                    December 31,      March 31
                                                      2001              2001
                                                   ------------    ------------
                                                    (Unaudited)
Current Liabilities
  Bank overdraft                                   $      1,995    $       --
  Accounts payable - trade                               79,778          53,679
  Sales tax payable                                      12,699          10,692
  Interest payable                                          157             201
  Notes payable - current portion                         7,064          20,152
                                                   ------------    ------------

      Total Current Liabilities
                                                        101,693          84,724
                                                   ------------    ------------

Long-Term Liabilities
  Notes payable                                          15,053          18,757

      Total Long-Term Liabilities                        15,053          18,757
                                                   ------------    ------------

Total Liabilities                                       116,746         103,481
                                                   ------------    ------------
Stockholders' Deficit
  Preferred stock - $0.001 par value; 10,000,000
      shares authorized; 25,000
      shares issued and outstanding
      at December 31, 2001 (unaudited)
      and March 31, 2001                                 32,342          32,342
  Common stock B $0.001 par value; 50,000,000
      shares  authorized; 491,992
      shares issued and outstanding
      at December 31, 2001 (unaudited)
      and March 31, 2001                                    492             492
Additional paid-in capital                              465,310         465,310
Accumulated deficit                                    (549,942)       (502,906)
                                                   ------------    ------------
      Total Stockholders' Deficit                       (51,798)         (4,762)
                                                   ------------    ------------

Total Liabilities and Stockholders' Deficit        $     64,948    $     98,719
                                                   ============    ============


                           E. J. NAK MATTRESS COMPANY
                       CONDENSED STATEMENTS OF OPERATIONS



                                                     For the Three MonthsEnded          For the Nine Months Ended
                                                            December 31,                      December 31,
                                                      ----------------------            ----------------------
                                                        2001          2000                  2001       2000
                                                      ---------    ---------            ---------    ---------
                                                             (Unaudited)                      (Unaudited)

Revenues                                              $  37,174    $  63,653            $ 124,670    $ 180,124

Cost of Revenues                                         21,705       34,730               76,005       80,611
                                                      ---------    ---------            ---------    ---------

      Gross Profit                                       15,469       28,923               48,665       99,513

Operating Expenses
  Selling expenses                                       10,205        8,358               23,520       26,983
  Depreciation expense                                    2,402        3,949                8,753       11,847
  General and administrative expenses                    22,790       30,290               61,132       71,223
                                                      ---------    ---------            ---------    ---------

      Total Operating Expenses                           35,397       42,597               93,405      110,053
                                                      ---------    ---------            ---------    ---------

Loss From Operations                                    (19,928)     (13,674)             (44,740)     (10,540)

Interest Expense                                           (597)      (1,535)              (2,296)      (4,327)
                                                      ---------    ---------            ---------    ---------

Net Loss                                              $ (20,525)   $ (15,209)           $ (47,036)   $ (14,867)
                                                      =========    =========            =========    =========
Basic and Diluted Loss
  Per Common Share                                    $   (0.04)   $   (0.03)           $   (0.10)   $   (0.03)
                                                      =========    =========            =========    =========
Weighted Average Number of
  Common Shares Used in Per Share
  Calculation                                           491,992      491,992              491,992      491,992
                                                      =========    =========            =========    =========



                           E. J. NAK MATTRESS COMPANY
                       CONDENSED STATEMENTS OF CASH FLOWS



                                                                For the Nine Months Ended
                                                                      December 31,
                                                                  2001              2000
                                                                 -------         -------
                                                                (Unaudited)
Cash Flows From Operating Activities
  Net loss                                                       $(47,036)     $(14,867)
  Adjustments  to  reconcile  net  loss
  to net  cash  provided  by  operating
  activities:
      Depreciation                                                  9,563        11,847
      Gain on sale of equipment                                      (311)         --

Changes in current assets and liabilities:
  Inventories                                                       7,662       (10,257)
  Prepaid expenses and other assets
                                                                    5,958         3,359
  Accounts payable                                                 26,099        15,077
  Accrued liabilities                                               1,963         8,031
                                                                 --------      --------
      Net Cash Provided By Operating Activities                     3,898        13,190
                                                                 --------      --------

Cash Flows From Investing Activities

      Net Cash Used In Investing Activities                          --            --
                                                                 --------      --------

Cash Flows From Financing Activities
  Net change in bank overdraft                                      1,995        (4,286)
  Principal payments on notes
  payable and related party debt                                   (6,111)       (8,694)
                                                                 --------      --------

      Net Cash Used In Financing Activities                        (4,116)      (12,980)
                                                                 --------      --------

Net Increase (Decrease) In Cash                                      (218)          210

Cash at Beginning of Year                                             691          --


Cash at End of Year                                              $    473      $    210



                            E.J. NAK MATTRESS COMPANY
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)



NOTE 1 - BUSINESS DESCRIPTION AND BASIS OF PRESENTATION

Nature of Business - E. J. Nak Mattress Company (the Company) is a mattress retail store. The Company was originally incorporated on January 29, 1981 under the laws of the state of Utah as Union Investments, Inc. with the business purpose to invest in real and personal property. The Company discontinued its operations in investing in 1983 and began seeking other business opportunities. On March 31, 2000, the shareholders of the Company approved an amendment to its Articles of Incorporation to change the Company's name from Union Investments Inc. to E. J. Nak Mattress Company and to adopt a general business purpose to pursue the retail sales of mattresses and other various home decoration items. Prior to the year ended March 31, 2001, the Company had no operations and was considered to be a development stage enterprise.

Interim Financial Statements - The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the three and nine-month periods ended December 31, 2001 are not necessarily indicative of the results that may be expected for the year ending March 31, 2002. The accompanying unaudited condensed financial statements should be read in conjunction with the Company's most recent audited financial statements.

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

                            E.J. NAK MATTRESS COMPANY
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 3 - BUSINESS CONDITION

The financial statements have been prepared on the basis of the Company continuing as a going concern. The Company has an accumulated deficit of $549,942 and a working capital deficit of $71,362 as of December 31, 2001. These conditions raise substantial doubt regarding the Company's ability to continue as a going concern. Management's plan to mitigate the impact of these conditions is to obtain additional equity financing through the issuance of the Company's common stock. These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 - NOTES PAYABLE

On July 10, 2001 the Company exchanged a vehicle with a book value of $10,370 and $500 in cash in return for the repayment of a note payable to a bank in the amount of $11,181. The Company recognized a net gain on the exchange of $311.

NOTE 5 - SUBSEQUENT EVENT

On January 24, 2002, the Company sold a vehicle and repaid a related note payable to a bank with the proceeds of the sale.

Item 2.           Management's Discussion and Analysis or Plan of Operations

Overview

         E. J. Nak Mattress Company (the "Company") opened its first retail outlet in August 1999 offering mattresses and related bedding products. Through an arrangement with Simmons Mattress, the Company intends to open additional retail outlets offering Simmons products, but only as business conditions warrant and necessary funds are available.

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

Results of Operations

         For the three month period ended December 31, 2001 ("third quarter"), the Company had revenues of $37,174, a 42% decrease from the $63,653 for the three month period ended December 31, 2000. For the nine month period ended December 31, 2001, the Company had revenues of $124,670, a 31% decrease from $180,124 for nine month period ended December 31, 2000. The Company attributes the decreases in revenue to the general weakness in the economy and retail business.

         Cost of revenues for the third quarter ended December 31 2001 was $21,705, or 58% of revenues, compared to cost of revenues of $34,730, or 55% of revenues, for the third quarter ended December 31, 2000. Cost of revenues for the nine months ended December 31, 2001 was $76,005, or 61% of revenues, compared to cost of revenues of $80,611, or 45% of revenues for the nine months ended December 31, 2000. The increases in the percentage of cost of sales are due to lower margins resulting from the Company discounting prices.

         Total operating expenses decreased 17% to $35,397 for the third quarter ended December 31, 2001 from $42,597 for the comparable period ended December 31, 2000. For the nine months ended December 31, 2001, operating expenses decreased 15% to $93,405 from $110,053 for the corresponding year earlier period. This decrease is attributed to the general reduction in expenses and the decreased selling expenses due to lower sales.

         Net operating loss for the third quarter ended December 31, 2001 was $19,928 and, after deducting interest expense of $597, the net loss was $20,525, or $0.04 per share. Net operating loss for the third quarter ended December 31, 2000 was $13,674 and, after deducting interest expense of $1,535, the net loss was $15,209, or $0.03 per share. For the nine months ended December 31, 2001, net operating loss was $44,740 and, after deducting interest expense of $2,296, the net loss was $47,036, or $0.10 per share. Net operating loss for the nine months ended December 31, 2000 was $10,540 and, after deducting interest expense of $4,327, the net loss was $14,867, or $.03 per share.

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

         At December 31, 2001, the Company had a working capital deficit of $71,362 compared to a working capital deficit at March 31, 2001 of $40,555. This increase in the deficit is primarily attributed to the $5,958 decrease in prepaid expenses to zero during the period, and the 20% decrease in inventory and the 49% increase in trade accounts payable due to due to price cutting and poor general economic conditions, worsened by the terrorists attacks on September 11, 2001. Working capital benefitted by the 65% decrease in notes payable due to the issuance of preferred stock to a director in lieu of a note payable to him. At December 31, 2001, the Company had total assets of $64,948 and total stockholders' deficit of $51,798 compared with total assets of $98,719 and total stockholders' deficit of $4,762 at March 31, 2001.

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

Forward Looking and Cautionary Statements

         This Report contains certain forward-looking statements and cautionary words such as "may," "will," "expect," "anticipate," "estimate" and "intend." The Company wishes to advise readers that actual results may differ substantially from such forward-looking statements. Forward- looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements, including, but not limited to, the following: the possible success of the Company's retail outlet, the ability of the Company to fund its current and future projects and its ability to meet its cash and working capital needs, and other risks detailed in the Company's periodic report filings with the Securities and Exchange Commission.

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

Item 6.           Exhibits and Reports on Form 8-K

         (a)      Exhibits

         (b)      Reports on Form 8-K

                  No report on Form 8-K was filed by the Company during the three month period ended December 31, 2001.




                                   SIGNATURES


         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                E. J. NAK MATTRESS COMPANY



Date:  February 14, 2002        By:  /S/ JOHN A. NAK
                                   -------------------------------
                                         JOHN A. NAK
                                         Chairman and Director



Date:  February 14, 2002        By:  /S/ ERNEST B. NAK
                                   -------------------------------
                                         ERNEST B. NAK
                                         President, Chief Financial Officer
                                         and Director
                                         (Principal Accounting Officer)